Form 10-Q
period 1997-09-30
PAULA FINANCIAL
filed 1997-11-13
CIK 929031

_____________________________________________________________________________
_____________________________________________________________________________

                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                               _____________
                                 FORM 10-Q
        (Mark One)
        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                     OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM              TO

                       COMMISSION FILE NUMBER 0-23181

                              PAULA FINANCIAL
           (Exact name of registrant as specified in its charter)

          DELAWARE                             95-4640368
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)             identification number)

                               PAULA FINANCIAL
                      300 NORTH LAKE AVENUE, SUITE 300
                              PASADENA, CA 91101
                  (Address of principle executive offices)

                                (626) 304-0401
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes     No  X
                                   ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Number of shares of Common Stock, $.01 par value, outstanding as of close of business on November 06, 1997: 6,322,127 shares.

_____________________________________________________________________________
_____________________________________________________________________________

PAULA FINANCIAL
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION                                  PAGE
                                                               ----
Item 1.  Financial Statements

         Condensed consolidated balance sheets as of
            December 31, 1996 and September 30, 1997
            (unaudited) ..........................................2

         Condensed consolidated statements of income for the
            three and nine months ended September 30, 1996 and
            1997 (unaudited) .....................................3

         Condensed consolidated statements of cash flows for the
            nine months ended September 30, 1996 and 1997
            (unaudited) ..........................................4

         Notes to condensed consolidated financial statements
            for the three and nine months ended September 30,
            1997 (unaudited) .....................................5

Item 2. Management's Discussion and Analysis of Consolidated
          Financial Condition and Results of Operations...........7

PART II. OTHER INFORMATION

     Item 2.  Changes in Securities...............................11
     Item 5.  Other Information...................................11
     Item 6.  Exhibits and Reports on Form 8-K....................11

SIGNATURE.........................................................12

PART I    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                       PAULA FINANCIAL AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE DATA)



                                             December 31,   September 30,
                   ASSETS                        1996            1997
                                             ------------   -------------
                                                  (*)        (Unaudited)
Investments:
  Fixed maturities, available for sale,
    at market (amortized cost: 1996,
    $80,252; 1997, $87,496)
                                               $  81,371       $  89,027
  Equity securities, at market
    Common stock (cost: 1996, $734;
      1997, $408)                                    777             405
  Preferred stock (cost: 1996, $1,014;
      1997, $3,025)                                1,033           3,119
  Invested cash, at cost (approximates
      market)                                      3,611          10,396
                                             -----------    ------------
    Total investments                             86,792         102,947
                                             -----------    ------------

Cash (restricted: 1996, $832; 1997, $2,616)        7,096           8,832
Accounts receivable, net of allowance
  for uncollectible accounts (1996,
  $500; 1997, $563)                               11,553          20,252
Reinsurance recoverable on paid and unpaid
  losses and loss adjustment expenses              6,599           6,758
Deferred income taxes                              4,829           4,392
Other assets                                       8,258          10,378
                                             -----------    ------------
                                               $ 125,127       $ 153,559
                                             -----------    ------------
                                             -----------    ------------

       LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Unpaid losses and loss adjustment expenses     $  55,720       $  68,334
Unearned premiums                                 10,655          14,705
Accrued policyholder dividends                     3,981           4,022
Accounts payable and accrued expenses              6,067          13,113
Notes payable                                     11,279          12,029
Obligation on stock held by ESOP                  11,449          10,026
                                             -----------    ------------
                                                  99,151         122,229
                                             -----------    ------------

Series A Preferred Stock, convertible
  and redeemable, $0.01 par value.
  (Authorized 5,000,000 shares, issued
  941,177 in 1996 and 1997)                       21,402          23,663

STOCKHOLDERS' EQUITY:
Common stock, $0.01 par value
  (Authorized 15,000,000 shares, issued:
  1996, 2,167,456; 1997, 2,032,076)                   22              20
Additional paid-in-capital                         1,748           1,732
Retained earnings                                 16,668          16,488
Net unrealized gain on investments                   778           1,135
                                             -----------    ------------
  Subtotal                                        19,216          19,375
Less:
Treasury stock, at cost (264,196 shares
  in 1996 and 132,098 shares in 1997)             (2,972)         (1,486)
Obligation on stock held by ESOP                 (11,449)        (10,026)
Guarantee of notes payable of ESOP                  (221)           (196)
                                             -----------    ------------
  NET STOCKHOLDERS' EQUITY                         4,574           7,667
                                             -----------    ------------
                                              $  125,127      $  153,559
                                             -----------    ------------
                                             -----------    ------------

*  Derived from audited financial statements.

   See notes to condensed consolidated financial statements.

                         PAULA FINANCIAL AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                       THREE MONTHS ENDED         NINE MONTHS ENDED
                                          SEPTEMBER 30,              SEPTEMBER 30,
                                         1996      1997             1996       1997
                                       --------  --------         --------   --------
                                          (Unaudited)                 (Unaudited)
INCOME:
Premiums earned:
   Workers' compensation              $ 15,961   $ 23,190         $ 37,721   $ 64,492
   Group medical and life                  212        228              683        703
Commissions                                998        890            3,060      2,607
Net investment income                    1,171      1,351            3,493      3,850
Net realized investment gains               13        173              440        173
Other                                      180        182              695        529
                                      ---------  ---------        ---------  ---------
                                        18,535     26,014           46,092     72,354
                                      ---------  ---------        ---------  ---------
EXPENSES:
Losses and loss adjustment
   expenses incurred                    10,975     16,051           24,922     44,498
Dividends provided for policyholders       452        436            1,072        745
Operating                                5,950      7,620           16,434     22,372
                                      ---------  ---------        ---------  ---------
                                        17,377     24,107           42,428     67,615
                                      ---------  ---------        ---------  ---------

Income before income tax expense         1,158      1,907            3,664      4,739
Income tax expense                         215        636              658      1,174
                                      ---------  ---------        ---------  ---------
      NET INCOME                      $    943   $   1,271        $  3,006   $  3,565
                                      ---------  ---------        ---------  ---------
                                      ---------  ---------        ---------  ---------

Earnings per share                     $  0.23     $  0.31         $  0.74    $  0.87

Weighed average shares outstanding   4,048,586   4,119,312       4,049,206  4,118,603


See notes to condensed consolidated financial statements.

                        PAULA FINANCIAL AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN THOUSANDS)

                                                        NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                         1996           1997
                                                    ----------     ----------
                                                            (UNAUDITED)
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income                                         $  3,006       $  3,565
ADJUSTMENTS TO RECONCILE NET INCOME TO
  NET CASH PROVIDED BY  OPERATING
  ACTIVITIES:
  Depreciation and amortization                         1,057            965
  Amortization of fixed maturity premium, net             626            477
  (Gain) loss on sale of property and equipment           (17)            21
  Gain on sales and calls of fixed maturities            (440)          (173)
  Increase in accounts receivable                      (1,798)        (8,699)
  Increase in reinsurance recoverable                     (79)          (159)
  (Increase) decrease in deferred income taxes           (215)           106
  Increase (decrease) in unpaid losses and loss
     adjustment expenses                                 (790)        12,614
  Increase (decrease) in accrued policyholder
     dividends                                           (705)            41
  Increase (decrease) in accounts payable and
     accrued expenses                                  (2,264)         7,046
  Increase in unearned premiums                         5,535          4,050
  Other, net                                             (453)          (819)
                                                     ---------      ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES               3,463         19,035
                                                     ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of common and preferred stocks         -            499
  Proceeds from sale of available for sale fixed
     maturities                                         12,564            -
  Proceeds from maturities and calls of
     available for sale fixed maturities                 4,900        11,605
  Proceeds from sale of property and equipment             100            30
  Purchase of available for sale preferred and
     common stock                                       (1,717)       (3,202)
  Purchase of available for sale fixed maturities      (17,717)      (19,326)
  Purchase of property and equipment                      (630)         (813)
  Purchase of insurance agency                            (138)          (41)
                                                     ---------      ---------
NET CASH USED IN INVESTING ACTIVITIES                   (2,638)      (11,248)
                                                     ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under line of credit agreement, net         2,118         2,471
  Payments on notes payable                             (1,651)       (1,721)
  Issuance of notes payable                                453            -
  Sale of common stock                                     356            46
  Retirement of common stock                               (21)          (62)
                                                     ---------      ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                1,255           734
                                                     ---------      ---------

NET INCREASE IN CASH AND INVESTED CASH                   2,080         8,521
Cash and invested cash at beginning of period            6,659        10,707
                                                     ---------      ---------
CASH AND INVESTED CASH AT END OF PERIOD               $  8,739      $ 19,228
                                                     ---------      ---------
                                                     ---------      ---------


See notes to condensed consolidated financial statements.

                         PAULA FINANCIAL AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 31, 1997 (UNAUDITED)



Note A - Basis of Presentation

PAULA Financial and subsidiaries (the "Company") is an integrated insurance organization specializing in the production, underwriting and servicing of workers' compensation and accident and health insurance for agribusiness clients in California, Arizona, Oregon, Idaho, Alaska, Texas and Florida.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normally occurring accruals, considered necessary for a fair presentation have been included.

Operating results for the three and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Registration Statement on Form S-1, dated October 23, 1997.

Note B - New Accounting Standards

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings Per Share" ("SFAS 128"), which is effective for fiscal periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute per share results and to restate all prior periods. The impact of SFAS 128 is not expected to have a material effect on the Company's earnings per share.

In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 is effective for periods ending after December 15, 1997, including interim periods. SFAS 130 requires companies to report comprehensive income and its components in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital. Comprehensive income includes all changes in equity during a period except those resulting from investments by stockholders and distributions to stockholders. The Company has not determined the impact of SFAS 130.

                         PAULA FINANCIAL AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

Also, in June 1997, the FASB issued Statement of Financial Accounting Standards, No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). This statement specifies revised guidelines for determination of an entity's operating segments and the type and level of financial information to be disclosed. SFAS 131 is effective for periods ending after December 15, 1997, including interim periods. The Company has not determined the impact of SFAS 131.

Note C -  Initial Public Offering

On October 24, 1997, the Company completed its initial public offering by selling 2,400,314 shares of its common stock to the underwriters of the Company's initial public offering at $18.50 per share for net proceeds of $41,285,000 after deducting estimated expenses of the offering.

Note D - Pro Forma Capitalization Table

The following table sets forth the capitalization of the Company as of September 30, 1997 and as adjusted to reflect the use of proceeds as described in the Company's Registration Statement on Form S-1, dated October 23, 1997:



                                              AS OF SEPT 30, 1997
                                           ACTUAL         AS ADJUSTED
                                         ----------      -------------
                                                 (IN THOUSANDS)

Notes payable                             $  12,029           $  196
Obligation on stock held by ESOP             10,026                0

Preferred stock, $0.01 par value,
  5,000,000 shares authorized;
  941,177 shares outstanding
  (0 as adjusted)                            23,663                0

Stockholders' Equity:
  Common stock, $0.01 par value,
    15,000,000 shares authorized;
    2,032,076 shares issued
    (6,322,127 as adjusted)                      20               63
  Additional paid-in-capital                  1,732           67,246
    Retained earnings                        16,488           14,454
    Net unrealized gain on investments        1,135            1,135
    Less:
       Treasury stock, at cost                1,486                0
       Guarantee of notes payable of ESOP       196              196
       Obligation on stock held by ESOP      10,026                0
                                           ---------         ---------
Net stockholders' equity                      7,667           82,702
                                           ---------         ---------

Total capitalization                         53,385           82,898
                                           ---------         ---------
                                           ---------         ---------

PART I   FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

The Company is a California-based specialty underwriter and distributor of commercial insurance products which, through its subsidiary PAULA Insurance Company ("PICO"), is one of the largest underwriters specializing in workers' compensation insurance products and services for the agribusiness industry. The Company sells complementary products through the Company's insurance agency subsidiaries (collectively "Pan Am"), including group health and life products provided by the Company's subsidiary PAULA Assurance Company ("PACO"), and third-party claims administration services provided by the Company's subsidiary Pan Pacific Benefit Adminstrators, Inc. to self-insured group medical benefit plans.

The Company's revenues have consisted primarily of premiums earned from workers' compensation insurance underwriting, premiums earned from group medical insurance, commission income, net investment income and other income.
 Premiums earned during a period represent the portion of direct premiums written for which all or a portion of the coverage period has expired, net of reinsurance. Premiums written for the three months ended September 30, 1997 and 1996, were $25.5 million and $17.6 million, respectively. Premiums written for the nine months ended September 30, 1997 and 1996, were $71.4 million and $45.3 million, respectively. Commission income is earned from Pan Am's distribution of insurance for insurers other than PICO and PACO.
Net investment income represents earnings on the Company's investment portfolio, less investment expenses. Other income consists of third party administration fees and other miscellaneous items.

The Company's expenses have consisted of losses and loss adjustment expenses incurred, dividends provided for policyholders and operating expenses. Losses include reserves for future payments for medical care and rehabilitation costs and indemnity payments for lost wages. Loss adjustment expenses include expenses incurred in connection with services provided by third parties, including expenses of independent medical examinations, surveillance costs, and legal expenses as well as staff and related expenses incurred to administer and settle claims. Loss and loss adjustment expenses are offset in part by estimated recoveries from reinsurers under excess of loss reinsurance treaties. Operating expenses include commission expenses to third party insurance agencies and other expenses that vary with premium volume, such as premium taxes, state guaranty fund assessments and underwriting and marketing expense, as well as general and administrative expenses, which are less closely related to premium volume.

RESULTS OF OPERATIONS:

PREMIUMS WRITTEN. The Company's premiums written for the three months ended September 30, 1997 increased 45.1% to $25.5 million from $17.6 million for the comparable 1996 period. The Company's premiums written for the nine months ended September 30, 1997 increased 57.5% to $71.4 million from $45.3 million for the comparable 1996 period. The growth in premiums written was primarily attributable to the net addition of new policyholders and increased policyholder payrolls, partially offset by lower premium rates resulting from increased price competition.

PREMIUMS EARNED. For the reasons described above for premiums written, the Company's premiums earned for the three months ended September 30, 1997 increased 44.8% to $23.4 million from $16.2 million for comparable 1996 period and increased 69.8% to $65.2 million for the nine months ended September 30, 1997 from $38.4 million for comparable 1996 period.

COMMISSION INCOME. Commission income decreased 10.8% to $0.9 million for the three months ended September 30, 1997 from $1.0 million for the comparable 1996 period. Commission income decreased 14.8% to $2.6 million for the nine months ended September 30, 1997 from $3.1 million for the comparable 1996 period. The decrease was primarily the result of decreased premiums placed with carriers other than PICO and PACO, as a result of the Company's decision to focus on writing PICO workers' compensation insurance.

NET INVESTMENT INCOME. Net investment income increased 15.4% to $1.4 million for the three months ended September 30, 1997 from $1.2 million for the comparable 1996 period. Net investment income increased 10.2% to $3.9 million for the nine months ended September 30, 1997 from $3.5 million for the comparable 1996 period. The increase was the result of significant cash flow increases from PICO's underwriting activity. Average invested assets increased to $93.4 million for the nine months ended September 30, 1997 from $83.0 million for the comparable period in 1996. The Company's average yield on its portfolio was 5.5% for the nine month period in 1997 and 5.6% for the nine month period in 1996.

LOSSES AND LOSS ADJUSTMENT EXPENSES INCURRED. The Company's loss ratio for the three months ended September 30, 1997 increased slightly to 68.5% from 67.9% for the comparable 1996 period. The Company's loss ratio for the nine months ended September 30, 1997 increased to 68.3% from 64.9% for the comparable 1996 period. The Company's loss ratio for the nine months ended September 30, 1996 was positively impacted by net recoveries from loss and loss adjustment expense reserves for prior years of $3.3 million compared with a positive impact of net recoveries from prior years of $0.6 million for the comparable 1997 period.

DIVIDENDS PROVIDED FOR POLICYHOLDERS. Dividends provided for policyholders decreased to $0.4 million for the three months ended September 30, 1997 from $0.5 million for the comparable 1996 period and decreased as a percentage of premiums earned for the three months ended September 30, 1997 to 1.9% from 2.8% for the comparable 1996 period. Dividends provided for policyholders decreased 30.5% to $0.7 million for the nine months ended September 30, 1997 from $1.1 million for the comparable 1996 period and decreased as a percentage of premiums earned for the nine months ended September 30, 1997 to 1.2% from 2.8% for the comparable 1996 period. With the advent of open rating in California and an emphasis on, among other things, competitive pricing at inception, the Company's dividends provided for policyholders decreased significantly commencing in late 1995.

OPERATING EXPENSES. Operating expenses increased 28.1% to $7.6 million for the three months ended September 30, 1997 from $6.0 million for the comparable 1996 period primarily due to a $1.4 million increase in commissions paid to unaffiliated agencies. Operating expenses increased 36.1% to $22.4 million for the nine months ended September 30, 1997 from $16.4 million for the comparable 1996 period largely due to a $3.6 million increase in variable expenses, principally commissions. Fixed expenses also increased primarily due to an increase in salary related expenses of $1.8 million for the nine months ended September
30, 1997 over the comparable 1996 period.

INCOME TAXES. Income tax expense for the three months ended September 30, 1997 increased to $0.6 million from $0.2 million for the comparable 1996 period. Income tax expense for the nine months ended September 30, 1997 increased to $1.2 million from $0.7 million for the comparable 1996 period. The effective combined income tax rates for the nine months ended September 30, 1997 and 1996 were 24.8% and 18.0%, respectively. These rates are below the combined statutory rate due to the significant portion of the Company's investment portfolio consisting of tax-exempt securities.

LIQUIDITY AND CAPITAL RESOURCES:

As a holding company, PAULA Financial's principal sources of funds are expense reimbursements and dividends from its operating subsidiaries, proceeds from loans, and proceeds from the sale of its capital stock. PAULA Financial's principal uses of funds are payments of operating expenses and dividends to its stockholders and capital contributions to its subsidiaries. As of September 30, 1997, the primary obligations of the Company were $10.0 million principal amount of borrowings under the Company's $15.0 million revolving credit agreement (the "Credit Agreement"), $1.9 million principal amount of notes due to former stockholders incurred to repurchase their Common Stock and a liability of $10.0 million representing the Company's commitments to repurchase Common Stock under the terms of the Company's ESOP. In October, 1997, following the consummation of the initial public offering, the Company's obligation to the ESOP was eliminated and the Company repaid approximately $10.3 million in principal and interest under the Credit Agreement and approximately $1.8 million of principal and interest on stockholder notes. In addition, the Company contributed capital of $10,000,000 to PICO and anticipates contributing additional capital of approximately $11,800,000 to PICO over the next 18 months.

California law places significant restrictions on the ability of the insurance subsidiaries to pay dividends to PAULA Financial. Based on these restrictions and the Company's results, as of December 31, 1996, PAULA Financial would be able to receive $5.4 million in dividends in 1997 from its insurance subsidiaries without obtaining prior regulatory approval from the California Department of Insurance ("DOI").

The Company expects to retain approximately $6.6 million from the proceeds of its initial public offering at the parent company level. Management believes that this cash, funds available under the Credit Agreement, expense reimbursements and dividends from its operating subsidiaries will be sufficient to meet the parent company's operating cash needs for at least three years.

In March 1997, PAULA Financial entered into the Credit Agreement with a commercial bank providing PAULA Financial with a revolving credit facility of $15.0 million until December 31, 1999. At such time PAULA Financial may elect to convert all or a portion of the borrowings then outstanding under such facility into a term loan payable in quarterly installments and maturing on December 31, 2001. Each of PAULA Financial's non-insurance subsidiaries has guaranteed all obligations of PAULA Financial under the Credit Agreement. As of October 31, 1997, the entire amount of the credit facility was available to be drawn upon by the Company.

The Company's investments consist primarily of taxable and tax-exempt United States government and other investment grade securities and investment grade fixed maturity commercial paper and, to a lesser extent, equity securities. The Company does not generally invest in below investment grade fixed maturity securities, mortgage loans or real estate. The Company has invested in the equity securities of two of its unaffiliated distributors. The Company's investments in fixed maturity securities are carried at market value as such securities may be sold in response to changes in interest rates, tax planning considerations or other aspects of asset/liability management. As of September 30, 1997, the carrying value of the Company's fixed maturity securities portfolio was $89.0 million and all of the portfolio was rated "A" or better by S&P, Moody's or Fitch.

California workers' compensation insurance companies are required to maintain some of their investments on deposit with the California DOI for the protection of policyholders. Other states in which PICO is licensed have also required PICO to post deposits for the protection of those states' policyholders. Pursuant to applicable state laws, PICO had, as of September 30, 1997, securities with a book value of $67.1 million held by authorized depositories pursuant to these deposit requirements. In addition to the deposits, the Company's insurance company operating subsidiaries must maintain capital and surplus levels related to premiums written and the risks retained by the subsidiaries.

PART II. OTHER INFORMATION

Item 2:  Changes in Securities and Use of Proceeds.

         During the three months ended September 30, 1997, the Company issued:
         (i) 949,989 shares of Common Stock, par value $.01 per share ("Shares") and 941,177 shares of Series A Preferred Stock, par value $.01 per share ("Preferred Shares") in exchange for the cancellation of its predecessor's outstanding equity securities upon its reincorporation from California to Delaware; (ii) 949,989 Shares pursuant to a stock split in the form of a one for one stock dividend on the Shares, and (iii) 2,000 Shares in consideration of services. Such issuances were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

Item 5:  Other Information.

         On October 24, 1997 the Company completed its initial public offering by selling 2,400,314 Shares to the underwriters of the Company's IPO.

Item 6:  Exhibits and Reports on Form 8-K:

         (a)  Exhibits.

              11.  Computation of Earnings Per Share
              27.  Financial Data Schedule.

         (b)  Reports on Form 8-K.

              There were no reports filed on Form 8-K during the three months ended September 30, 1997.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 13, 1997               PAULA FINANCIAL

                                       By:  /s/ James A. Nicholson
                                            ----------------------
                                       Senior Vice President and Chief Financial
                                       Officer