Form 10-K405
period 1997-12-31
PAULA FINANCIAL
filed 1998-03-30
CIK 929031

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 25049

                               ------------------


                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1997

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

                         Commission file number 0-23181

                                 PAULA Financial
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                      Delaware                              95-4640368
  ------------------------------------------------ ---------------------------
             (State or Other Jurisdiction                (I.R.S. Employer
          of Incorporation or Organization)           Identification Number)

     300 North Lake Ave., Ste. 300 Pasadena CA               91101
  ------------------------------------------------ ---------------------------
      (Address of Principal Executive Offices)             (Zip Code)

Registrant's telephone number, including area code (626) 304-0401

Securities Registered pursuant to Section 12(b) of the Act:

      Title of Each Class        Name of Each Exchange on Which Registered
      -------------------        -----------------------------------------
           None
---------------------------    -----------------------------------------------

---------------------------    -----------------------------------------------

Securities Registered pursuant to Section 12(g) of the Act:
     Common Stock, $.01 par value
------------------------------------------------------------------------------
                                (Title of Class)

------------------------------------------------------------------------------
                                (Title of Class)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No
                                              -----    -----

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

                           [COVER PAGE 1 OF 2 PAGES.]

         The aggregate market value of the voting stock held by nonaffiliates of the registrant was $100,938,570 as of February 28, 1998.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

       As of February 28, 1998, the registrant had outstanding 6,321,177 shares of Common Stock, $.01 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

      1. The information called for by Part III, Items 10, 11, 12 and 13 of this report are incorporated herein from the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders.

      2. A number of the exhibits to this Report called for by Part IV, Item 14 are incorporated herein from the Company's Registration Statement of Form S-1 (Reg. No. 333-33159) filed on August 8, 1997 and from Amendment No. 1 thereto.

                                     PART I

ITEM 1.   BUSINESS

THE COMPANY

         The Company is a California-based specialty underwriter and distributor of commercial insurance products which, through its subsidiary PAULA Insurance Company ("PICO"), is one of the largest underwriters specializing in workers' compensation insurance products and services for the agribusiness industry. The Company began operations in 1946 as an insurance agency providing workers' compensation and group medical employee benefits to agribusiness employers in underserved rural markets. In 1974, PICO was formed to underwrite the workers' compensation portion of the business distributed by Pan American Underwriters, Inc. ("Pan Am"), the Company's insurance agency. The Company's primary insurance subsidiary, PICO, is currently rated "A- (Excellent)" by A.M. Best. The Company's other principal subsidiaries include Pan Am, PAULA Assurance Company ("PACO"), a life and health carrier, and Pan Pacific Benefit Administrators, Inc. ("Pan Pacific"), a third party administrator.

WORKERS' COMPENSATION SYSTEM

         Workers' compensation is a statutory system under which an employer is required to reimburse its employees for the costs of medical care and other specified benefits for work-related injuries or illnesses. Most employers comply with this requirement by purchasing workers' compensation insurance. The principal concept underlying workers' compensation laws is that an employee injured in the course of his employment has only the legal remedies for that injury available under workers' compensation law and does not have any other claims against his or her employer. Generally, workers are covered for injuries which occur in the course and scope of their employment. The obligation to pay such compensation does not depend on any negligence or wrong on the part of the employer and exists even for injuries that result from the negligence or wrongs of another person, including the employee.

         Workers' compensation insurance policies obligate the carrier to pay all benefits which the insured employer may become obligated to pay under applicable workers' compensation laws. Each individual state has its own workers' compensation regulatory system that determines the level of wage replacement to be paid, the level of medical care required to be provided and the cost of permanent impairment. For instance, there are four types of benefits payable under California workers' compensation policies: (i) temporary or permanent disability benefits (either in the form of short-term to life-term payments or lump sum payments); (ii) vocational rehabilitation benefits; (iii) medical benefits; and (iv) death benefits. The amount of benefits payable for various types of claims is determined by regulation and varies with the severity and nature of the injury or illness and the wage, occupation and age of the employee.

BUSINESS STRATEGY

         The Company believes that its differentiated approach as a provider of insurance services to the agribusiness industry and its expertise with immigrant employee groups, partial year workforces and businesses in rural communities have been critical to its success. The Company views its key strengths as: (i) its integrated distribution and underwriting activities; (ii) the distinctive labor relations and cost containment services it provides; and (iii) its underwriting and risk management expertise with respect to agribusiness risks.

         The Company's target agribusiness market includes those employers who farm, harvest, transport, pack and process tree fruit, vegetables, fiber, flowers, vine fruit and dairy products. Labor intensive agribusiness employers rely on their workforces performing to maximum productivity in order to deliver their fresh product to market at the best price. Agribusiness insurance risks are generally characterized by: (i) monolingual Spanish speaking workforces;
(ii) moving work sites and a relative lack of machinery and equipment, making loss control engineering more difficult; (iii) large seasonal fluctuations and high turnover in the employee pool, making timely and frequent safety training more critical and increasing the opportunity for filing fraudulent claims; (iv) fewer opportunities for discounts from health providers in rural locations; and
(v) a relatively young workforce performing physically demanding labor for low hourly or piece-work wages. The Company's knowledge of these risk characteristics has enabled the Company to help its clients satisfy the benefits needs of their workforces and assisted it to achieve underwriting profitability.

         INTEGRATED DISTRIBUTION

         The Company has developed an expertise in the agribusiness industry through its long history of both distributing and underwriting insurance and through a focus on the agent-customer relationship. PICO was formed by the owners of Pan Am in 1974 to underwrite the workers' compensation portion of the business distributed by Pan Am. The Company believes that Pan Am's direct interest in the Company's success results in a cooperative relationship among the agent, the underwriter, loss control consultants, claims management personnel and the customer and its employees. Pan Am, which has 17 locations in California, Oregon and Arizona, is the largest distributor for PICO.

         To enhance the Company's presence in rural areas not served by Pan Am, the Company affiliates with insurance agencies of similar size and operating histories to Pan Am. In late 1996 and early 1997, the Company made minority equity investments in two regional commercial insurance agencies, James G. Parker Insurance Associates ("Parker"), headquartered in Fresno, California, and CAPAX Management & Insurance Services ("CAPAX"), headquartered in Modesto, California. In 1996, the Company, Parker and CAPAX formed the PAULA Trading Company ("PTC") to affiliate with other independent agencies. Typically, PTC member agencies have extensive operating histories, a significant commercial insurance presence in rural communities and historically high client persistency rates. The Company believes that its close relationships with PTC member agencies assist it in lowering its loss ratio, raising persistency rates and lowering acquisition costs.

         The Company believes it gains significant marketing benefits from the endorsements Pan Am has developed for the Company. These endorsements by more than 20 prominent agribusiness trade associations have allowed the Company to be identified with brand names significant to agribusiness customers. Trade associations which have endorsed the Company have recommended the Company's products and services to their members. Endorsements provide the Company with access to large groups of potential customers without the usual sales process of prospecting individual clients. The Company believes that solicitation of association members results in a higher percentage of sales than do individual unaffiliated solicitations.

         DISTINCTIVE SERVICES TO AGRIBUSINESS EMPLOYERS

         Throughout its history, the Company has tailored its labor relations and cost containment services to the unique needs of the agribusiness employer. From the initial reporting of a claim to the careful explanation of benefits to the medical treatment delivery to the return of an employee to work, the Company's capabilities are field-based, bilingual, cross-cultural and sensitive to the unique fraud-prevention and cost-containment issues present in agribusiness. The Company's safety training, early return to work efforts, case management and case settlement operations are tailored specifically to the labor relations and cost containment needs of agribusiness employers and to the needs of Hispanic and other immigrant laborers.

    LOSS PREVENTION. Since employee turnover is high among agribusiness employers and labor intensive agribusiness requires little fixed equipment, the Company's field representatives hold employee safety training, forklift training and tail-gate sessions for the Company's clients and their employees. In addition, the Company's field representatives train crew foremen and field supervisors on safety practices, visit the workplace to help prevent fraudulent claims and report safety concerns to the Company's loss control consultants and underwriters. The Company's field representatives are a team of 16 community-based bilingual employees with agribusiness employment backgrounds.

    CLAIMS REPORTING AND FRAUD DETECTION. The Company's Special Investigation Unit reviews each claim for potential fraud as it is reported to the Company rather than only those claims referred to the unit by claims adjusters after they suspect fraud, as the Company believes is more typical in the industry. By reviewing every claim at an early stage, the Company is able to take advantage of its experience in identifying the principal indicators of fraud and thereby mitigate its exposure to fraudulent claims. The Company has also implemented a toll-free injury reporting telephone number which allows employers and injured workers to report claims more quickly.

    CLAIMS MANAGEMENT EXPERTISE. The Company commits significant resources to its claims operations. The Company's claims staff is bilingual, has an average of 14 years of claims experience and typically manages 125 open claims per examiner, which the Company believes is lower than the industry average.

    BENEFIT DELIVERY AND EXPLANATION OF BENEFITS TO FARM WORKERS. It has been a long-standing and distinctive practice of the Company's field representatives to hand deliver first-time benefit checks as often as possible and explain benefits in the language of preference of the claimant. The Company believes this helps to reduce the cost of claims, particularly by reducing the number of litigated claims, and reduces the incidence of fraud. The Company's field representatives also assist in returning employees to modified duty as part of the Company's early return to work program.

    RURAL MEDICAL CARE DELIVERY. The ability of an insurer to influence medical costs is substantially different in rural areas than in metropolitan areas where insurers can negotiate for meaningful discounts to physicians' fee schedules. The Company believes that its longstanding relationships with rural medical providers and its claims management approach, which emphasizes proper medical protocol and utilization rather than significant fee discounting, allows it to operate at a lower cost and return workers to the job more quickly.

    MEDICAL DELIVERY IN MEXICO. The Company offers occupational medical treatment options in Mexico in three approved clinics in Tijuana, Mexicali and San Luis. The Company believes it is the only carrier to provide this service, which allows covered employees to obtain culturally-compatible care in sought-after private medical facilities in Mexico. The Company realizes significant average cost savings from Mexico-based medical care compared with comparable care in the United States.

         AGRIBUSINESS UNDERWRITING EXPERTISE

         The Company underwrites and prices its products with the objective of earning an underwriting profit. The Company believes that its expertise and long history serving agribusiness employers assist it in achieving this objective. Though agribusiness is widely considered to be a "substandard" class of insurance, the Company has consistently reported underwriting profitability above both the California and national workers' compensation insurance industry averages for all classes of business. For the five years ended December 31, 1997, PICO's combined ratios (based on statutory accounting practices, "SAP") have averaged 97.9%. The

Company's in-depth understanding of the risks in its target market and its ability to price its product appropriately are the keys to these results.

    KNOWLEDGE OF AGRIBUSINESS RISKS. The Company's proprietary loss experience database, its trade association endorsements and its understanding of the risk management needs of agribusiness employers are the key elements of its underwriting capabilities. The Company's rate making process benefits significantly from more than 50 years of claim experience in the agribusiness industry and a proprietary database built over 24 years. This database includes experience by class of business and by subclass within those business classes in which the Company specializes. The information in the database has been developed since PICO's inception and is relevant today in that the Company continues to specialize in the same classes of business in which it has historically focused. This experience has enabled the Company to differentiate risks by creating more than 35 farm classes and subclasses, reflecting the unique characteristics of job classifications and differences in farming operations. In comparison, the California Workers' Compensation Insurance Rating Bureau ("WCIRB") publishes only 15 payroll classifications in its schedule of farm rating reports.

    TRADE ASSOCIATION ENDORSEMENTS AND SAFETY GROUPS. The Company enjoys the endorsement of more than 20 agribusiness trade associations and has promoted the formation and operation of more than 40 other safety groups that purchase workers' compensation insurance from the Company. Each employer participating in these groups is individually underwritten and then pooled with other homogeneous employers for the purpose of rating experience. These groups help the Company to achieve the actuarial benefit of writing larger pools, to provide safety training and services to small accounts more efficiently and to promote the selection of good risks and safety practices by linking the self interest of each group member. The Company believes that the loss ratios of its trade association and safety group customers have been lower than that of its customers as a whole. The trade association endorsements, in particular, are also a good source of marketing and provide penetration opportunities through access to association mailing lists. Approximately two-thirds of the Company's policies are in trade associations and safety groups.

    RISK MANAGEMENT. Risk management is the process of identifying and analyzing loss exposures and taking steps to minimize the financial impact of those exposures. The Company's loss control consultants, all of whom are bilingual and are trained and certified in various farm safety practices, assist the underwriters in reviewing new accounts and in initiating safety programs based on industry best practices for each type of customer. The Company runs a customized software system which networks the underwriters to field representatives, loss control consultants, premium auditors, credit and collections personnel and claims supervisors to provide renewal data and schedule service visits. A record of all customer interaction is maintained for review by the applicable underwriter, agent and customer.

GROWTH STRATEGY

         The Company plans to grow its workers' compensation insurance business further by: (i) expanding the Company's agribusiness franchise outside of California, Arizona and Oregon; (ii) increasing the Company's penetration of rural communities within California, Arizona and Oregon; and (iii) expanding into other industries whose risk characteristics and service requirements are similar to those of agribusiness. The Company intends to support its growth strategy by continuing to affiliate with well-regarded, rural-focused insurance agencies and by developing additional relationships with trade associations and safety groups.

             EXPANSION INTO NEW STATES

         The Company continues to grow outside of its historic California and Arizona markets. In 1994, the Company began its expansion by entering the Oregon market. Since then, it has entered five additional states: Idaho, Texas, Florida, Alaska and New Mexico. In new states, the Company targets the same types of small- to medium-sized agribusiness operations that it has historically served. With the addition of New Mexico and Texas, the Company is now licensed in all states that share a border with Mexico. Migrant labor pools, however, stretch into Oregon, Idaho and any other locations where fresh food is hand harvested in the United States.

         INCREASED PENETRATION WITHIN CALIFORNIA AND ARIZONA
          AGRIBUSINESS MARKETS

         The Company believes that there are opportunities to grow within its historic markets. According to data compiled by the California Farm Bureau in 1996, California farming enterprises, which are a portion of the Company's target market, generated 9.5% of the state's total annual income and supported
1.4 million jobs, or nearly 10% of the state total. The California Farm Bureau estimates that California has over 80,000 farms, widely distributed in rural areas throughout the state. The Company believes that these agribusiness employers prefer to build long-term relationships with agents and to trade locally. Accordingly, the Company has focused on building market share within well-defined rural communities rather than broadly throughout the state. The Company has offices in 12 communities in California and has identified over 75 additional communities in California that it believes represent significant growth opportunities for the Company.

         EXPANSION INTO RELATED INDUSTRIES

         The Company has capitalized on its experience working in the agribusiness industry by expanding into other industries with immigrant workforces, including grocery stores, restaurants and garment manufacturers. Like agribusiness employers, these businesses typically hire low-wage immigrant labor forces to perform semi-skilled labor and have risk characteristics and service requirements similar to those of the Company's agribusiness client base. PTC member agencies with expertise in these industries have been the key factor behind the Company's growth in non-agribusiness industries.

CUSTOMERS

         AGRIBUSINESS

         The Company has served the insurance needs of western agribusiness employers and other employers of immigrant workers for over 50 years. The Company defines "agribusiness" to include those employers who farm, harvest, transport, pack and process tree fruit, vegetables, fiber, flowers, vine fruit, and dairy products. Because the Company focuses on clients in a limited number of industries, it believes it has developed expertise in assessing the risks associated with those industries.

         The Company believes that the experience level required to be successful in serving the agribusiness industry makes it difficult for competitors to enter this market. In each state in which it operates, the Company's single largest competitor for agribusiness is that state's workers' compensation insurance fund. Due in part to the limited number of non-governmental carriers, state funds have built substantial market share in the states where they exist.

         TRADE ASSOCIATIONS AND SAFETY GROUPS

         Two significant factors in the Company's recent growth and profitability have been the success of Pan Am in obtaining endorsements from agricultural trade associations and in promoting the formation and operation of successful safety groups. The Company believes that it gains significant marketing and underwriting benefits from these relationships. Trade association endorsements are made and renewed on an annual basis. As of December 31, 1997, no single trade association accounted for more than 5% of the Company's estimated annual premium ("EAP"). The Company individually underwrites each policy and is not obligated to offer insurance to any other trade association member. The Company works with significant independent employers or groups of employers in selected crops or industries to form safety groups for group insurance purchasing and safety training purposes. Safety groups are chartered business entities which are registered with the applicable Department of Insurance and formed primarily to encourage workplace safety among employer members of the group and to purchase workers' compensation insurance as a group.

         OTHER EMPLOYERS OF HISPANIC AND IMMIGRANT LABORERS

         In recent years, the Company has leveraged its experience working with non-English speaking immigrant workers into serving the needs of other businesses employing low-wage, Hispanic workers and other immigrant populations. Examples include Company programs focused on grocery stores, restaurants and garment manufacturers. The Company has hired completely bi-cultural (of Hispanic or Asian descent) loss control personnel and works closely with ethnic insurance agency forces in these programs.

DISTRIBUTION

         DIRECT

         The Company, operating through its wholly-owned subsidiary Pan Am, distributes its workers' compensation products to employers in California, Arizona and Oregon. Management believes Pan Am is one of the largest agency operations specializing in offering employee benefit products to agribusiness-related employers in California and Arizona. Pan Am primarily has developed internally, to a current full-time sales force of approximately 35, with commission revenues (before intercompany eliminations) of $10.0 million in 1996 and $8.9 million in 1997. Pan Am, as agent and broker, offers its customers a wide range of insurance products tailored to agribusiness employers' specific needs.

         Pan Am's revenues are derived from commissions from the placement of insurance with insurance carriers, including PICO and PACO. In 1997, Pan Am placed 52.8% of its total insurance premiums with PICO and PACO. The Company's integration of the sales and underwriting elements of the workers' compensation insurance business sold through Pan Am enhances the Company's ability to retain this business. PICO's insurance business sold through Pan Am is not subject to being moved at the sole discretion of the agent, although PICO's insurance sold through Pan Am is still subject to competition from other insurance carriers. For 1997, 39.0% of PICO's premiums written was sold through Pan Am.

         Pan Am has approximately 70 full-time equivalent employees operating from 17 offices in California, Arizona and Oregon. Many of these locations also house PICO personnel and operations. This provides Pan Am sales personnel with direct access to insurance company underwriting and claims personnel which, the Company believes, improves the effectiveness of Pan Am's sales and servicing efforts.

         PAULA TRADING COMPANY

         To enhance the Company's presence in rural areas not served by Pan Am, the Company affiliates with insurance agencies of similar size and operating histories to Pan Am. In late 1996 and early 1997, the Company made minority equity investments in Parker and CAPAX, two regional commercial insurance agencies. In 1996, the Company, Parker and CAPAX formed the PTC to affiliate with other independent agencies. Typically, PTC member agencies have extensive operating histories, a significant commercial insurance presence in rural communities and historically high client persistency rates.

         The insurance agencies that have been selected to join the PTC are expected to submit applications on risks where there is a high likelihood of PICO successfully writing the business. PICO also typically expects the first and last chance to quote agribusiness or Hispanic-focused workers' compensation business written by a PTC member. The agencies also pay an annual fee to the PTC. PTC members have access to PAULA's innovative product features such as the employment practices liability insurance products described below and have the potential to join an insurance agency marketing arrangement established by the founders of the PTC. The Company believes the PTC allows the Company to receive better quality insurance submissions, face less price competition and maintain relatively low insurance business acquisition costs.

         INDEPENDENT INSURANCE AGENTS

         The Company has appointed a limited number of independent insurance agents to sell its workers' compensation insurance, primarily in jurisdictions not well covered by PTC members. The Company favors appointing independent agents who will primarily represent the Company in its desired agribusiness focused markets rather than presenting the Company as one of many competing quotes together in a pricing comparison.

         OTHER AGENCY OPERATIONS

         Other products and services offered by Pan Am include group health insurance, third party administration, managed care programs, property and casualty insurance, crop insurance, life and disability insurance and other financial services.

SCOPE OF OPERATIONS

         The Company has operated successfully in California for more than 50 years and in Arizona for more than 40 years. In 1994, the Company commenced operations in Oregon to test whether its business formula would prove successful in other jurisdictions. The Company wrote its first policy in Oregon on January 1, 1995. The Company next commenced operations in Idaho, where it wrote its first policy on July 1, 1996, just prior to the legislative requirement that workers' compensation insurance become mandatory for agricultural employers for the first time in January 1997. Most recently, based on the success of the Company's Oregon and Idaho expansion, the Company has expanded into Alaska, Florida, New Mexico and Texas. The Company has focused its expansion in states with significant labor-intensive agribusiness insurance opportunities.

           The Company wrote its first policy in Texas in early 1997. The Company was admitted to write workers' compensation insurance in New Mexico and Florida in early 1997, wrote its first policy in Florida in July 1997 and in New Mexico in December 1997. The Company commenced writing policies in Alaska in 1996.

         PRODUCTS AND SERVICES

         The Company's principal product consists of workers' compensation insurance policies sold primarily to agribusiness employers. For the year ended December 31, 1997, workers' compensation premiums earned accounted for 89.2% of the Company's revenues.

         In order to differentiate its product from its competitors and provide the members of the PTC with points of difference to aid them with the sale and retention of business, the Company has developed a number of innovative product features, including: (i) automatic coverage in California for discrimination claims based on an employee's intent to file a workers' compensation claim; (ii) available employment practices liability insurance in California ("EPL"), which provides coverage for sexual harassment, wrongful termination and discrimination; (iii) automatic benefits for the provision of occupational medicine to workers' compensation claimants in Mexico; and (iv) additional premium credit to the insured employer in California when the agent provides both the workers' compensation and health insurance to the employer client and its employees. The Company has entered into a quota-share reinsurance agreement with Lloyds of London with respect to the underwriting risk of its EPL product. The Company's EPL product was introduced in April 1997 and generated gross premiums written of $65,000 for the year ended December 31, 1997.

         The Company sells "AmeriMex", a product underwritten by PACO, which is typically sold alongside PICO's workers' compensation product in California, and which provides group medical benefits for services rendered at three provider hospitals in Mexico. PACO also offers low limit group term life and accidental death and dismemberment insurance to employer groups. The Company's third party administrator ("TPA") services consist of the independent administration of claims and related matters for self-insured employers' health benefit plans. For the year ended December 31, 1997, TPA, group medical and group life products accounted for an aggregate of less than 2% of the Company's revenues. These products are typically sold to the same employers that purchase the Company's workers' compensation products.

         As a general commercial agent, Pan Am distributes group health insurance, property and casualty insurance, life and disability insurance and other products underwritten by unaffiliated insurance companies to the Company's agribusiness clients. The Company believes that the ability of Pan Am to offer these products and the ability of Pan Am and the PTC member agencies to offer the Company's distinctive products strengthen the relationship between the agent and the Company's policyholders.

UNDERWRITING

         RISK SELECTION

         The Company's focus allows it to concentrate on agribusiness in rural areas where litigation, fraud and abuse, which tend to increase the frequency of claims as well as the Company's loss adjustment expense ("LAE"), are less pronounced. The Company believes the historically lower claim frequency and LAE in these areas are due in large part to the stronger work ethic and lower wage level in these areas coupled with a lower density of attorneys and other workers' compensation claimants' intermediaries.

         Most of PICO's business is produced through Pan Am and a group of selected independent agents which have a local presence in the major agricultural areas throughout the Company's operating markets. The Company believes that this local involvement in rural communities allows its agents to gain insight into the insureds' financial stability, ability to run their business, attitudes toward safety and loss control and willingness to work as partners with the Company in the management of their workers' compensation program.

         The Company focuses on small- to medium-sized accounts which make up the broadest segment of agribusiness employers. PICO's average annual workers' compensation policy premium, as measured by EAP, was approximately $10,500 as of December 31, 1997. The Company has found that smaller businesses tend to be supervised by the owner rather than management staff. The Company believes that an employer's claims experience directly depends on the owner's commitment to workplace safety and its hiring practices. By underwriting small- to medium-sized accounts, the Company has an opportunity to assess directly the owners' commitment to workplace safety rather than trying to assess such commitment through interaction with management staff.

         UNDERWRITING PROCESS

         PICO's relationship with Pan Am and other agents allows the pre-screening by such agents of new workers' compensation accounts according to criteria established by PICO, including the employers' prior loss experience, hiring practices, safety record, credit history, geographic location and types of job assignments within employment classifications. The Company's agents also meet with the employer's management to assess the extent to which management is committed to safety in the workplace. The Company believes that this initial screening of potential clients improves risk selection.

         Once an account passes this initial screening process and prior to approving an application, the Company's underwriting department reviews each employer applicant's prior loss experience, safety record, operations, geographic location and payroll classifications and the types of job assignments within employment classifications. If necessary, more often for accounts with EAP of $250,000 or greater, a pre-inspection is conducted by the Company's loss control department to evaluate safety in the workplace, hiring practices, industrial health hazards and the potential insured's enthusiasm for loss control and workplace safety. The Company's underwriters evaluate the potential profitability of each insurance application by analyzing the various potential loss exposures related to that particular risk compared to the standard exposures in that classification. The Company's concentration in the agribusiness industry permits this comparison to be done in a more thorough and cost effective manner.

         The Company runs a customized software system which networks the underwriters to field representatives, loss control consultants, premium auditors, credit and collections personnel and claims supervisors to provide renewal data and schedule service visits. A record of all customer interaction is maintained for the underwriters' review. On larger risks, the Company's underwriters consult with the Company's senior claims management personnel during the underwriting process. For new business submissions, this process improves the Company's ability to estimate an employer's expected claims experience. For renewing businesses, this process informs the underwriters of the Company's experience handling claims for the particular employer and the employer's attitude toward safety, cooperation in the claims settlement process, return to work efforts and collection payment history. Any expected change in reserves is also discussed in the renewal business claims review.

         Once an account is written, a service plan is put into place utilizing a team of bilingual field representatives, certified loss control specialists and employer personnel to establish and periodically review formal and informal safety programs, safety committees, conformity with OSHA standards, procedures for reporting injuries, medical cost containment, anti-fraud information, accident investigation, safety incentive/rewards programs and claims review procedures. A service call by claims and field personnel is scheduled with each account with EAP in excess of $75,000. The Company's field representatives provide a number of valuable services for the Company's underwriting and claims personnel as well as to the Company's insured employers. All of the field representatives speak English and Spanish. The field representatives spend their working hours making periodic visits to the Company's insured employers and their workers. Among other things, the field representatives provide feedback to the Company's underwriting personnel about particular accounts and their attitude toward, and actions to implement, workplace safety. Input from the field representatives influences rating and pricing decisions by the Company's underwriters. The Company uses its bilingual, state-certified loss control personnel to hold safety seminars to train insureds' employees.

         The Company has established an underwriting referral policy designed to allow the Company's senior underwriting officer to review all large and unusual underwriting opportunities. All accounts with (i) high EAP, (ii) high experience modifications (indicating poor prior claims experience), (iii) a projected overall rate reduction at renewal, or (iv) large variations from the Company's standard rates are reviewed by the senior underwriting officer, together with the senior claims officer, senior loss control officer and the chief operating officer.

         UNDERWRITING PERSONNEL

         The Company's underwriting department consists of ten senior underwriters with an average of 23 years experience in property/casualty underwriting and ten other underwriting staff members. Each of the senior underwriters is given individually determined binding authority. All of the Company's underwriters are expected to spend a significant portion of their time out of the office visiting agents and policyholders.

PRICING

         The amount of premium the Company charges for workers' compensation insurance is dependent on the size of an employer's payroll, the job classifications of its employees and the application of the Company's rating plan to each individual employer. The Company's rating plan varies from state to state due to differences in regulatory environments. In certain states, the premium rate charged to a particular employer may be affected by a risk premium modifier if the employer is a member of a safety group or meets certain safety or other requirements. Each employer's indicated premium is then adjusted based on the employer's experience modification, which is determined by a third party rating bureau. Application of the experience modification factor results in an increase or decrease to the indicated premium rate based on the employer's loss experience and, therefore, provides an incentive to employers to reduce work-related injuries and illnesses.

         In certain states, at the time the Company issues a policy to an employer, the Company is paid a deposit premium, which is a percentage of the EAP of the policy at the time of issuance. The percentage ranges from 10% to 100% of the EAP depending, among other things, on the premium payment schedule, the employer's credit history and employment classifications. The employer remits its premiums either in installments based on a payment plan or in amounts calculated from periodic reports of its payrolls. At the end of the policy term, or when the policy is cancelled, a final audit of the employer's records is conducted by the Company to determine the correct amount of premium due to the Company.

         For a description of regulation of workers' compensation insurance premium rates, see "Business-Regulation-Regulation of PICO's Business in Each State in Which it is Licensed".

CLAIMS

         The Company's policy is to protect injured workers or their dependents and policyholders by promptly investigating each loss occurrence, administering benefits in a prompt, efficient and cost effective manner and maintaining an appropriate reserve estimate on each claim through closure. The Company expends significant efforts to improve its insureds' claim experience. Because the Company charges insurance rates based in part on an insured's claims experience over a three-year period, improvements in an insured's claims experience are not immediately reflected in lower rates, thereby providing an opportunity for the Company's loss ratio to improve as each accounts' claims experience is reduced.

         MANAGEMENT OF CLAIMS COSTS

         The Company's Special Investigation Unit reviews each claim for potential fraud as it is reported to the Company rather than only those claims referred to the unit by claims adjusters after they suspect fraud, as the Company believes is more typical in the industry. By reviewing every claim at an early stage, the Company is able to take advantage of its experience in identifying the principal indicators of fraud and thereby mitigate its exposure to fraudulent claims. The Company believes its Special Investigation Unit's review of every claim diminishes the number of fraudulent claims paid by the Company and is responsible in part for lowering the Company's loss ratio. The Company has also established a separate litigation management unit, utilizing its own administrative hearing representatives, which makes extensive use of alternative dispute resolution techniques to settle claims prior to these claims going before local workers' compensation appeals boards. The Company holds special one-day arbitration conferences with retired workers' compensation judges at least quarterly and attempts to settle pending claims at these conferences.

         In addition, the Company has taken significant steps to reduce its outside legal fee expenses when litigated claims cannot be resolved by the Company's in-house litigation personnel. The Company has entered into capitation arrangements with each of the members of its panel of outside law firms. These arrangements limit the amount the Company will be charged by its attorneys for given legal actions. The Company believes these capitation arrangements have reduced its LAE.

         As an integral part of its claims operations, PICO utilizes specially trained personnel, both employees and independent contractors, to carry out cost containment techniques in the areas of medical management, litigation management, vocational rehabilitation management, subrogation management, fraud investigation, bill review, utilization review and benefit delivery compliance. The Company's medical management efforts are devoted to providing medical utilization review and quality assurance with the objectives of controlling unit cost, volume of services and lost work days due to work-related injury and illness. In particular, due to its long experience in rural markets, the Company understands how the delivery of occupational medical services varies in rural areas from metropolitan areas, allowing the Company, it believes, to more effectively utilize its rights to direct injured workers to medical providers approved by the Company during the first weeks after an injury occurs.

         Claims management is further enhanced by the Company's bilingual field representatives who assist in the benefit-delivery process and the explanation of benefits to injured workers in their language of preference. A substantial majority of the Company's loss control and field representatives have prior work experience in the businesses in which the Company's clients operate. The Company believes that it can mitigate claim incidence and duration and prevent the settlement of claims from becoming an adversarial process by maintaining open communication with the farm worker communities. To that end, whenever possible the Company's field representatives attempt to personally deliver the first claims payment to each injured worker, which the Company believes leads to greater cooperation in the ultimate settlement of claims and fulfills a fraud prevention function by allowing Company personnel to meet and evaluate the injured worker. In addition, the Company's claims department has operated for many years with a bilingual and cross-cultural claims examination workforce, which facilitates more rapid explanation of benefits and settlement of claims with Spanish speaking claimants.

         The Company has implemented a toll-free injury reporting telephone number which allows employers and injured workers to report claims more quickly. Callers receive assistance reporting their claim and the

Company's claims personnel receive a "head start" on the management of the costs of that claim. The head start allows the Company to investigate the circumstances of the injury to determine the claim status, assist the injured worker in the selection of medical providers approved by the Company and assist the injured party through the claims process in a manner designed to reduce the likelihood that the injured party will need to seek the assistance of legal counsel with the claims process. The Company believes that there is a direct relationship between the speed with which it learns of a claim and its ability to reduce the cost of the claim to its lowest possible value.

         The Company has created a panel of medical providers practicing in three facilities in Mexico who are skilled in delivering occupational medicine in a manner consistent with the requirements of the California workers' compensation system at less cost than United States providers for those workers more comfortable with Mexico clinics and hospitals. For instance, a common inguinal hernia repair which may cost over $4,000 in the United States costs as little as $1,600 in one of these Mexico-based medical provider facilities.

         CLAIMS PERSONNEL

         The Company's claims management is conducted under the direction of 15 claims management personnel with an average of 18 years of experience in the industry. The Company's claims examiners are responsible for the management of caseloads typically averaging 125 claims per examiner, which the Company believes is lower than the industry average. Due to the combination of experience and manageable caseloads, the Company's claims personnel can be effective at managing claims through frequent contact with policyholders, injured workers and medical providers. Moreover, the Company's claims personnel are able to quickly and cost effectively respond to changes in mandated workers' compensation benefits. The Company maintains claims processing offices with Spanish-speaking bilingual staff in seven of its 21 offices.

LOSSES AND LOSS RESERVES

         In many cases, significant periods of time may elapse between the occurrence of an insured loss, the reporting of the loss to the insurer and the insurer's payment of that loss. To recognize liabilities for unpaid losses, insurers establish reserves, which are balance sheet liabilities representing estimates of future amounts needed to pay claims with respect to insured events that have occurred, including events that have occurred but have not yet been reported to the insurer. Reserves are also established for LAE representing the estimated expenses of settling claims, including legal and other fees, and general expenses of administering the claims adjustment process.

         Reserves for losses and LAE are based not only on historical experience but also on management's judgment of the effects of factors such as future economic and social forces likely to impact the insurer's experience relative to the type of risk involved, benefit changes, circumstances surrounding individual claims and trends that may affect the probable number and nature of claims arising from losses not yet reported. Consequently, loss reserves are inherently subject to a number of highly variable circumstances.

         Reserves for losses and LAE are evaluated quarterly using a variety of actuarial and statistical techniques for producing current estimates of expected claim costs. Claim frequency and severity and other economic and social factors are considered in the evaluation process. Since the Company relies on both actual historical data, which reflect past inflation, and on other factors which are judged to be appropriate modifiers of past experience, the Company uses an implied, rather than explicit, provision for inflation in its calculation of estimated future claim costs. Adjustments to reserves are reflected in operating results for the periods in which they are made.

         The Company sets an initial case reserve upon being notified of an insured injury. Since 1992, the Company has employed automated computer technology utilizing a database comprised of data from participating unaffiliated workers' compensation carriers to assist the Company in setting such initial reserves. As more facts regarding the loss become known, the Company reviews and, if appropriate, revises the initial case loss reserve.

         In addition to case reserves, the Company also establishes bulk reserves. Bulk reserves are established on an aggregate basis to provide for losses incurred but not yet reported to the insurer and to supplement the overall adequacy of individual case reserves established by claims adjusters and estimated expenses of settling such claims, including legal and other fees and general expenses of administering the claims adjustment process. The Company establishes bulk reserves by estimating the ultimate net liability for losses and LAE by using actuarial reserving techniques. Such techniques are used to adjust, in the aggregate, the amount estimated for individually established case reserves, as well as to establish estimates for reserves for unreported claims. Adjustments are made for changes in the volume and mix of business, mix of claim categories, claims processing and other items which affect the development patterns over time.

         On the basis of the Company's internal procedures which analyze, among other things, the Company's experience with similar cases and historical trends such as reserving patterns, loss payments and pending levels of unpaid claims, as well as court decisions, economic conditions and public attitudes, management has made its best estimate of the Company's liabilities for unpaid losses and LAE and believes that adequate provision has been made for such items. However, because the establishment of loss reserves is an inherently uncertain process, there can be no assurance that ultimate losses and LAE will not exceed the Company's reserves. There can be no assurance that future loss development will not require reserves for prior periods to be increased, which would adversely affect earnings in future periods.

         The following table sets forth a reconciliation of beginning and ending reserves for losses and LAE after reinsurance deductions for the periods indicated. There are no material differences between the Company's reserves for losses and LAE shown below calculated in accordance with GAAP and those calculated in accordance with SAP. The Company does not discount claim reserves on either a GAAP basis or under SAP.

                  RECONCILIATION OF RESERVES FOR LOSSES AND LAE
                                 (IN THOUSANDS)

                                                                               1995           1996           1997
                                                                           ---------     ---------       --------

Unpaid loss and loss adjustment expenses beginning of year..............     $60,473       $57,049        $55,720
Less: reinsurance recoverable on unpaid losses and LAE..................       6,886         6,775          6,427
         PACO reserves..................................................         300           292            533
                                                                           ---------     ---------       --------

   Net PICO balance, beginning of year..................................     $53,287       $49,982        $48,760
                                                                           ---------     ---------       --------
Incurred related to:
   Current period.......................................................      33,048        35,938         66,330
   Prior periods........................................................     (3,884)       (2,646)          1,586
                                                                           ---------     ---------       --------
                                                                             $29,164       $33,292        $67,916
                                                                           ---------     ---------       --------
Paid related to:
   Current period.......................................................      10,727        12,833         20,495
   Prior periods........................................................      21,742        21,681         25,134
                                                                           ---------     ---------       --------
                                                                             $32,469       $34,514        $45,629
                                                                           ---------     ---------       --------

   Net PICO balance, end of year........................................      49,982        48,760         71,047
Plus: reinsurance recoverable on unpaid losses and LAE..................       6,775         6,427          6,394
         PACO reserves..................................................         292           533            343
                                                                           ---------     ---------       --------
Unpaid loss and loss adjustment expenses, end of year...................     $57,049       $55,720        $77,784
                                                                           ---------     ---------       --------
                                                                           ---------     ---------       --------


         The table below shows changes in historical workers' compensation net loss and LAE reserves for PICO for each year since 1987. Reported reserve development is derived from information included in PICO's statutory financial statements. The first line of the upper portion of the table shows the net reserves as of December 31 of each of the indicated years, representing the estimated amounts of net outstanding losses and LAE for claims arising during that year and in all prior years that are unpaid, including losses that have been incurred but not yet reported to the Company. The upper portion of the table shows the reestimated amount of the previously recorded net reserves for each year based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about claims for individual years. The lower portion of the table shows the cumulative net amounts paid as of December 31 of successive years with respect to the net reserve liability for each year.

         In evaluating the information in the table below, it should be noted that each amount includes the effects of all changes in amounts for prior periods. For example, if a loss determined in 1990 to be $10,000 was first reserved in 1987 at $8,000, the $2,000 deficiency would be included in the cumulative redundancy (deficiency) for each of the years 1987 through 1990 shown below. This table, unlike the table headed "Calendar Year Development by Accident Year" that follows, does not present accident or policy year development data. Conditions and trends that have affected the development of liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

              CHANGES IN HISTORICAL NET RESERVES FOR LOSSES AND LAE

                                 1987      1988     1989      1990     1991      1992     1993      1994     1995      1996     1997
                              -------  --------  -------  --------  -------  -------- --------  -------- --------  --------  -------
Unpaid losses and loss
   adjustment expenses at
   end of year............    $49,221   $52,893  $49,994   $49,104  $57,909   $59,492  $56,792   $53,287  $49,982   $48,760  $71,047
Reserve re-estimated as of:
   One year later.........     46,450    47,061   47,833    52,209   58,618    57,000   52,837    49,403   47,335    50,346
   Two years later........     44,777    46,462   50,060    53,491   60,095    57,115   50,480    48,189   45,041
   Three years later......     44,294    47,725   49,970    54,316   60,733    55,305   50,647    46,855
   Four years later.......     44,507    47,473   50,321    55,269   59,806    56,725   50,056
   Five years later.......     44,336    47,064   51,095    54,808   60,286    56,813
   Six years later........     43,948    47,444   51,025    55,184   60,794
   Seven years later......     44,092    47,346   51,348    55,738
   Eight years later......     44,077    47,847   51,714
   Nine years later.......     44,468    48,216
   Ten years later........     44,684
Cumulative redundancy
(deficiency)..............      4,537     4,677   (1,720)   (6,634)  (2,885)    2,679    6,736     6,432    4,941    (1,586)
Cumulative paid as of:
   One year later.........     14,289    16,761   19,757    21,736   25,543    23,464   21,711    21,742   21,680    25,133
   Two years later........     25,290    29,212   32,602    36,021   40,328    37,040   34,721    33,601   33,007
   Three years later......     33,298    36,832   40,456    43,482   48,429    45,529   41,855    39,372
   Four years later.......     37,758    41,251   44,254    47,923   53,416    50,395   45,253
   Five years later.......     40,320    43,271   46,682    50,713   56,250    52,941
   Six years later........     41,295    44,676   48,430    52,442   58,261
   Seven years later......     42,083    45,562   49,406    53,801
   Eight years later......     42,723    46,465   50,333
   Nine years later.......     43,388    47,145
   Ten years later........     43,824
Net unpaid losses and loss
   adj. expenses
   December 31............                                                                       $53,287  $49,982   $48,760  $71,047
Reinsurance recoverable...                                                                         6,886    6,775     6,427    6,394
                                                                                               --------- --------  -------- --------
Gross unpaid losses and
   loss adj. expenses
   December 31............                                                                       $60,173  $56,757   $55,187  $77,441
                                                                                               --------- --------  -------- --------
                                                                                               --------- --------  -------- --------

                                   (Continued)

                               1987      1988     1989      1990     1991      1992     1993      1994     1995      1996     1997
                            -------  --------  -------  --------  -------  -------- --------  -------- --------  --------  -------
Re-estimated net
  unpaid losses and
  loss adjustment
  expenses................                                                                     $46,855  $45,041   $50,346
Re-estimated reinsurance
  recoverable.............                                                                       5,831    4,992     5,532
                                                                                             ---------  -------  --------
Re-estimated gross
  unpaid losses and
  loss adjustment
  expenses...............                                                                      $52,686  $50,033   $55,878
                                                                                             ---------  -------  --------
                                                                                             ---------  -------  --------
Gross cumulative
  redundancy
   (deficiency)..........                                                                       $7,487   $6,724    ($691)
                                                                                             ---------  -------  --------
                                                                                             ---------  -------  --------

         The following table is derived from the table above and summarizes the effect of reserve re-estimates net of ceded reinsurance on calendar year operations for the same ten-year period ended December 31, 1997. The total of each row details the amount of reserve re-estimates made in the indicated calendar year and shows the accident years to which the re-estimates are applicable. The total of each accident year column represents the cumulative reserve re-estimates for the indicated accident year(s).

                  CALENDAR YEAR DEVELOPMENT BY ACCIDENT YEAR


                          1987        1988     1989      1990       1991      1992     1993      1994     1995     1996    TOTAL
                       -------    --------  -------  --------    -------  -------- --------  -------- -------- --------  ---------
                         AND                                                                                              CALENDAR
                        -----                                                                                             --------
                        PRIOR                                                                                                YEAR
                       ------                                                                                               ------
                                                                                                                            EFFECT
                                                                                                                           -------
Calendar years
1997...............     ($216)      ($153)       $3     ($188)       $46      $420     $679      $743     $960  ($3,880)  ($1,586)
1996................     (391)       (110)      178       (53)     (104)     (940)    1,253     1,381    1,433               2,647
1995................        15          83     (28)        391       466       883      547     1,527                        3,884
1994................     (144)       (236)    (394)      (179)       315       523    4,070                                  3,955
1993................       388          21    (760)      (474)     (652)     3,969                                           2,492
1992................       171          81    (162)    (1,372)       573                                                     (709)
1991................     (213)     (1,050)    (964)      (878)                                                             (3,105)
1990................       483         116    1,562                                                                          2,161
1989................     1,673       4,159                                                                                   5,832
1988................     2,771                                                                                               2,771
Cumulative
   re-estimates
   for each            -------    --------  -------  --------    -------  -------- --------  -------- -------- --------  ---------
   accident year        $4,537      $2,911   ($565)   ($2,753)      $644    $4,855   $6,549    $3,651   $2,393  ($3,880)   $18,342
                       -------    --------  -------  --------    -------  -------- --------  -------- -------- --------  ---------
                       -------    --------  -------  --------    -------  -------- --------  -------- -------- --------  ---------

         As illustrated by this table, there have been no significant adverse developments in PICO's reserve for any accident year from 1987 through 1996 except for 1990 and 1996 which are discussed below. While PICO has historically applied, and continues to apply, a consistent methodology in establishing its reserves, there can be no assurance that significant adverse developments in PICO's reserves will not occur in the future.

         PICO and the California workers' compensation industry as a whole experienced relatively high incurred losses and LAE during accident years 1989 - 1992 as a result of laws enacted in 1989 which had the unintended effect of permitting the filing of fraudulent and abusive workers' compensation claims. Those laws included, among others, a law allowing an injured employee to visit a physician without giving the employer prior notice of a claim and a law shortening the time during which a carrier had to approve or deny a claim, which hindered carriers' ability to investigate claims suspected of involving fraud. PICO determined reserves for accident years 1993 and 1994, and to a lesser extent, 1995, based on the relatively high incurred loss and LAE trends for the 1989 - 1992 accident years. PICO's actual incurred losses and LAE for the 1993 - 1995 accident years proved to be lower than anticipated and PICO's original reserves for these periods were ultimately redundant. PICO's favorable development of reserves for the 1993 and 1994 accident years and, to a lesser extent, for the 1995 accident year is attributable to the implementation of significant workers' compensation reform in California in 1993 and aggressive fraud enforcement by PICO, the industry and California authorities beginning around the same time.

         PICO determined its reserves for the 1994 - 1996 accident years with the benefit of information indicating favorable development in the immediate prior accident years. Development of the 1994 and 1995 accident years has more closely approximated the development anticipated when reserves for those years were initially established.

         During 1995, PICO experienced an aggregate of approximately $3.9 million in reserve recoveries attributable primarily to favorable development on losses and LAE for accident years 1990 - 1994. During 1994, PICO experienced an aggregate of approximately $4.0 million in reserve recoveries, primarily attributable to favorable development for the 1993 accident year. PICO's reserve recoveries during 1994 and 1995 are directly related to the more favorable loss patterns experienced by PICO in 1993 and 1994 compared with those anticipated by PICO based on the patterns exhibited during 1990 - 1992. PICO recognized the favorable development associated with the California reforms and related fraud abatement activities in the early 1990's over time as more credible loss development information became available confirming the existence of a favorable trend.

         In 1996, PICO experienced an aggregate of approximately $2.6 million in reserve recoveries attributable primarily to favorable development on losses and LAE for the 1993 - 1995 accident years, offset in part by mildly negative development for the 1990 - 1992 accident years. PICO attributes this favorable development in part to favorable industry trends as well as to PICO's continued improvement in claims management and management of the medical and legal components of its workers' compensation claims. In particular, in late 1995 PICO implemented a change in the manner in which it pays legal counsel for work performed in connection with litigated claims which had the effect of significantly reducing PICO's LAE reserves for open claims from prior years.

         During 1997, PICO experienced an aggregate of approximately $1.6 million in net reserve development. During 1997, reserve development of $3.9 million on the 1996 accident year was partially offset by reserve recoveries of $2.4 million on accident years 1993 - 1995. PICO established its initial reserves on the 1996 accident year based on the favorable trends for the 1993-1995 accident years. The development for the 1996 accident year resulted from claims trends less favorable than those experienced by the Company for the 1993-1995 accident years.

POLICYHOLDER DIVIDENDS

         Workers' compensation policies can be written on a participating or non-participating basis. Participating policies allow the Company to declare and pay dividends to a policyholder after the expiration of the policy based upon a policyholder's specific loss experience (or, if the policyholder is part of a safety group, the group's specific loss experience), the Company's overall loss experience and competitive conditions. Since January 1, 1997, substantially all workers' compensation insurance underwritten by the Company in California, Alaska and Texas has been written without the expectation that the Company would pay policyholder dividends on such policies. Substantially all of the insurance underwritten by the Company in Arizona, Oregon, Idaho and Florida is written on participating policy forms. Currently, workers' compensation insurers in Arizona and Florida generally use policyholder dividends to reward favorable loss experience as a means of competitive pricing although with increasing upfront price competition in Arizona, dividends are becoming less of a competitive factor. In Oregon and Idaho, dividends are sometimes used as a competitive pricing tool, although rates are more flexible in those states. Dividends play little role in Alaska and Texas, due to the flexibility in the rating plans in those states. The Company makes the determination of the amount of the dividends it chooses to pay on its participating policies generally 12 to 30 months after policy expiration, and such payments require approval by PICO's board of directors. The Company intends to continue to issue policies in Arizona, Oregon, Idaho and Florida that are eligible for policyholder dividend consideration, although the Company believes it is unlikely that the Company will pay significant policyholder dividends in those states in the future.

REINSURANCE

         Insurance risk is ceded primarily to reduce the liability on individual claims and to protect against catastrophic losses. The Company follows the industry practice of reinsuring a portion of its risks on an excess of loss reinsurance basis. For this coverage, the Company pays the reinsurer a portion of the premiums received on all policies. In return, the reinsurer agrees to reimburse the Company for all losses in excess of a predetermined amount, commonly referred to as the insurance company's retention.

         The Company maintains excess of loss reinsurance treaties with various reinsurers for workers' compensation. Since 1974, General Reinsurance Corporation ("GenRe") has been the Company's primary reinsurer. GenRe is currently assigned a letter rating of "A++ (Superior)" by A.M. Best. The Company's upper layers of reinsurance coverage are currently provided by a large group of companies contracted through a reinsurance intermediary owned by GenRe. All such carriers are currently assigned a rating of "A-" or better by A.M. Best. Reinsurance receivables reflected in the Consolidated Financial Statements are due from GenRe. Under the current workers' compensation reinsurance treaties, various reinsurers assume liability on that portion of the loss that exceeds $250,000 per accident, up to a maximum of $30 million per accident. The Company's per accident retention was $150,000 until October 1993 and $200,000 thereafter until July 1, 1996. An accident is defined as a single event, whether it affects one or more persons. Although reinsurance makes the assuming reinsurer liable to PICO to the extent of the reinsurance ceded, it does not legally discharge PICO from its primary liability for the full amount of the policy liability. The Company has encountered no disputes with its reinsurers and has not experienced any difficulty on the part of reinsurers to fulfill their obligations under reinsurance treaties. The Company believes that suitable alternative reinsurance treaties are readily obtainable at the present time.

         The Company has entered into a quota-share reinsurance agreement with the Venton Syndicate of Lloyds of London with respect to the underwriting risk of its EPL product. The Company's EPL product was introduced in April 1997 and generated gross premiums written of $65,000 for the year ended December 31, 1997.

INVESTMENTS AND INVESTMENT RESULTS

         The Company employs a conservative investment strategy emphasizing asset quality and the matching of maturities of its fixed maturity investments to the Company's anticipated claim payments and expenditures or other liabilities. The Company employs Conning Asset Management Company ("Conning Asset Management") to act as its independent investment advisor for the bulk of the Company's investment portfolio pursuant to the terms of a written agreement with Conning Asset Management and the Company's written investment guidelines.

         Conning Asset Management has discretion to enter into investment transactions within the Company's investment guidelines. In practice, this discretion is generally exercised only with respect to the reinvestment of maturing securities in similar securities. In the case of sales of securities prior to maturity, or the acquisition of securities which differ from the types of securities already present in the portfolio, Conning Asset Management will routinely consult with the Company's Chief Financial Officer, who chairs the Company's investment committee, prior to entering into such transactions. Among other things, Conning Asset Management seeks to match the average duration of the portfolio's assets with the estimated average duration of the Company's liabilities. Conning Asset Management's fee is based on the amount of assets in the portfolio and is not dependent upon investment results or portfolio turnover. Conning Asset Management is affiliated with one of the Company's principal stockholders. See "Certain Transactions".

         The amount and types of investments that may be made by the Company's insurance subsidiaries are regulated under the California Insurance Code and related rules and regulations promulgated by the California Department of Insurance ("DOI"). Subject to such applicable state laws and regulations, investment policies and investment decisions are approved by the Company's investment committee and are reviewed by the Board of Directors. The Company modifies its mix of tax-exempt and taxable securities from time to time based in large part on effective after-tax yield considerations. Management intends to hold all of the Company's fixed maturity investments for indefinite periods of time but these investments are available for sale in response to changes in interest rates, tax planning considerations or other aspects of asset/liability management.

         As of December 31, 1997, the carrying value of the Company's investment portfolio was approximately $137.9 million and amortized cost was approximately $135.5 million. The diversification of the Company's investment portfolio as of December 31, 1997 is shown in the table below:

                        CONSOLIDATED INVESTMENT POSITION

                                                  AS OF DECEMBER 31, 1997
                                                  -----------------------
                                                                           PERCENT OF
                                           CARRYING        AMORTIZED        CARRYING
TYPE OF INVESTMENT                         VALUE (1)         COST             VALUE
------------------                         ---------        ---------       ---------
                                                   (DOLLARS IN THOUSANDS)
Fixed maturities: (2)
   United States government
      agencies and authorities..             $10,163          $10,000            7.4%
   States, municipalities and
      political subdivisions....              79,555           77,817           57.7
   Corporate securities.........              12,293           12,009            8.9
   Collateralized mortgage
      obligations...............              12,514           12,468            9.0
                                           ---------        ---------       ---------
   Total fixed maturities.......            $114,525         $112,294          83.0%
Equity securities (3)...........               8,657            8,565            6.3
Invested cash...................              14,682           14,682           10.7
                                           ---------        ---------       ---------
   Total investments............            $137,864         $135,541          100.0%
                                           ---------        ---------       ---------
                                           ---------        ---------       ---------

----------------------
(1) All securities are carried at market value except invested cash is carried at cost, which approximates market value.

(2)   All fixed maturity securities have been designated as available for sale.

(3) Excludes the Company's minority investments in Parker and CAPAX, which had a carrying value as of December 31, 1997 of $1.9 million.

         It is the Company's practice to purchase almost exclusively investment grade fixed maturity securities for its insurance company portfolios. In addition, the Company generally invests its parent company portfolio in investment grade fixed maturity securities and mutual funds primarily holding such securities, although the Company selectively invests in unrated and below investment grade securities in this portfolio. As of December 31, 1997, the Company did not own any below investment grade or non-performing fixed maturity securities, or any mortgages or real estate. As of December 31, 1997, substantially all of the Company's fixed maturity securities carried a NAIC Class 1 designation (or a comparable rating agency designation).

         At December 31, 1997, the Company owned a total of $12.5 million amortized cost of AAA-rated Collateralized Mortgage Obligations ("CMOs"). The Company's holdings of CMOs consist of Planned Amortization Class CMOs, which are structured to have a higher degree of cash flow certainty over a variety of prepayment scenarios, and have remaining average lives from six months to three years.

         The following table sets forth certain information regarding the investment ratings of the Company's fixed maturity investment portfolio as of December 31, 1997:

         LONG TERM FIXED MATURITY PORTFOLIO BY STANDARD & POOR'S RATING

                                  CARRYING     AMORTIZED     PERCENTAGE OF
RATINGS (1)                        VALUE          COST       CARRYING VALUE
-----------                       --------     ---------     --------------
                                          (DOLLARS IN THOUSANDS)
AAA..........................     $72,124        $70,849          63.0%
AA...........................      18,496         18,113          16.2%
A............................      21,874         21,332          19.1%
Not rated....................       2,031          2,000           1.7%
                                 --------      ---------     -------------
Total........................    $114,525       $112,294         100.0%
                                 --------      ---------     -------------
                                 --------      ---------     -------------

----------------------
(1) Ratings assigned by S&P when available, otherwise equivalent ratings assigned by Moody's or Fitch. S&P assigns ratings ranging from "AAA" to "D" reflecting its current opinion of the creditworthiness of the obligor with respect to the specific security rated. The following ratings reflect S&P's opinion of the obligor's capacity to meet its financial commitment on the relevant obligation: AAA-Extremely Strong; AA-Very Strong; and A-Strong.

         The following table sets forth certain information regarding the maturity profile of the Company's fixed maturity securities as of December 31, 1997 based on the earlier of the pre-escrowed date or the scheduled maturity date:

                    INVESTMENT PORTFOLIO BY YEARS TO MATURITY

                                                                  PERCENTAGE OF
                                               CARRYING VALUE    CARRYING VALUE
                                               --------------    --------------
                                                     (DOLLARS IN THOUSANDS)
One year or less...............................        $5,267              4.6%
After one year through five years..............        62,010             54.1%
After five years through ten years.............        32,718             28.6%
After ten years................................         2,016              1.8%
Mortgage and asset backed securities (1).......        12,514             10.9%
                                                    ---------           -------
Total..........................................      $114,525            100.0%
                                                    ---------           -------
                                                    ---------           -------

----------------------
(1) Mortgage-backed securities generally are more likely to be prepaid than other fixed maturity securities. Therefore, contractual maturities are excluded from this table since they may not be indicative of actual maturities.

         The Company's investment results for each of the three years ended December 31, 1995, 1996 and 1997 were as follows:

                          INVESTMENT PORTFOLIO RESULTS

                                                                          YEARS ENDED DECEMBER 31,
                                                                      --------------------------------
                                                                         1995         1996        1997
                                                                      -------      -------    --------

        Net pre-tax investment income (1)..........................    $4,817       $4,701      $5,582
        Average total invested assets (2)..........................    82,851       83,644     110,576
        Annual pre-tax yield on average total invested assets (3)..      5.8%         5.6%        5.0%
        Net pre-tax realized investment gains......................      $37          $444        $172

--------------------
(1) Calculated net of investment expenses and excluding capital gains and losses and provision for income taxes.

(2) Calculated based on an average of the beginning and end of period total investments. For the purpose of this calculation, investment balances were at cost (fixed income securities at amortized cost). The Company's investment portfolio materially increased in October 1997 following the Company's initial public offering.

(3) Pre-tax yield is calculated as investment income (including dividend income in the case of equities) divided by average total invested assets. The annual pre-tax yield as calculated above was diluted by the increase in the Company's investment portfolio in October 1997. The increase in the portfolio late in the year inflated the Company's average total invested assets for 1997 as calculated above.

         The following table summarizes net investment income from the Company's portfolio for the years ended December 31, 1995, 1996 and 1997:

                                              NET INVESTMENT INCOME BY INVESTMENT TYPE
                                                                  YEARS ENDED DECEMBER 31,
                                                                  ------------------------
                                                                   (DOLLARS IN THOUSANDS)
                                       1995                               1996                                1997
                           -------------------------------------------------------------------------------------------------------
                                          %       REALIZED                  %       REALIZED                    %         REALIZED
                                      PRE - TAX    GAINS                 PRE-TAX      GAINS                 PRE-TAX        GAINS
                                     ----------                         ---------                           --------
                             INCOME   YIELD (1)   (LOSSES)    INCOME    YIELD (1)   (LOSSES)     INCOME     YIELD (1)     (LOSSES)
                           --------  ----------   --------   -------   ----------   --------     ------     ---------     --------
Fixed maturity
   securities:
   Tax-exempt (2).....       $2,383      5.1%        $(10)    $2,660       5.5%        $248      $2,733        4.4%           $(1)
   Taxable............        2,302      7.0           47      1,841       6.0          196       2,216        6.6              -
Equities (3)..........           51      6.9            -         62       5.8           -          121        2.3            173
Short-term............          278      5.9                     338       8.6           -          716        7.6              -
                           --------  ----------   --------   -------   ----------   --------     ------     ---------     --------
   Total..............       $5,014      6.1%         $37     $4,901       5.9%        $444      $5,786        5.2%          $172
                           --------  ----------   --------   -------   ----------   --------     ------     ---------     --------
Less investment
   expense............          197                     -        200                                204
                           --------  ----------   --------   -------   ----------   --------     ------     ---------     --------
   Total..............       $4,817      5.8%         $37     $4,701       5.6%        $444      $5,582        5.0%          $172
                           --------  ----------   --------   -------   ----------   --------     ------     ---------     --------
                           --------  ----------   --------   -------   ----------   --------     ------     ---------     --------

(footnotes follow on next page)

(1) Pre-tax yield is calculated as investment income (including dividend income in the case of equities) divided by the average of the beginning and end of year investment balances. For the purpose of this calculation, investment balances were at cost (fixed income securities at amortized cost).
(2) For purposes of comparison to yields on taxable securities, those yields on tax-exempt securities are equivalent to average pre-tax yields of 6.5% for 1995, 7.1% for 1996, and 5.7% for 1997 assuming that the tax rate was 34% and further assuming that 15% of a portion of the tax-exempt interest was subject to federal income tax under certain provisions applicable only to insurance companies.
(3) Excludes the Company's minority investments in Parker and CAPAX, which had a carrying value as of December 31, 1997 of $1.9 million.

REGULATION

         GENERAL

         PAULA Financial and its subsidiaries are subject to regulation by the departments of insurance in each jurisdiction in which they transact insurance. These departments of insurance have broad regulatory, supervisory and administrative powers over the insurance subsidiaries. Primary regulatory authority, however, rests with the California DOI, the regulator in the Company's insurance subsidiaries' state of domicile. While the exercise of their authority may have company-wide ramifications, regulators in non-domiciliary states focus primarily on the operation of an insurer within their respective states.

         State insurance regulation is generally intended for the benefit and protection of policyholders and claimants under insurance policies rather than stockholders. The nature and extent of such regulation varies from jurisdiction to jurisdiction, but typically involve: (i) standards of solvency and minimum amounts of capital and surplus which must be maintained; (ii) limits on types and amounts of investments; (iii) restrictions on the size of risks which may be insured by a single company; (iv) licensing of insurers and their agents; (v) required deposits of securities for the benefit of policyholders; (vi) approval of policy forms; (vii) establishment of statutory reporting practices and the form and content of statutory financial statements; (viii) establishment of methods for setting statutory loss and expense reserves; (ix) review, and in certain instances prior-approval, of premium rates; (x) limits on transactions among insurers and their affiliates; (xi) approval of all proposed changes of control; (xii) approval of dividends; (xiii) setting and collecting guarantee fund assessments; and (xiv) required filing of annual and other reports with respect to the financial condition and operation of insurers. In addition, state regulatory examiners perform periodic financial and underwriting examinations of insurers.

         DOMICILE AND LICENSING

         PICO and PACO are domiciled in California. PICO is licensed to sell insurance in Alaska, Arizona, California, Florida, Idaho, New Mexico, Oregon and Texas. PACO is licensed to sell insurance in Arizona and California.

         RESTRICTIONS ON ACQUISITIONS OF CONTROL

         The California Insurance Code provides that any direct or indirect acquisition or change in "control" of a domestic insurer cannot be consummated without the prior approval of the California DOI. The California Insurance Code provides further that, unless the California DOI upon application determines otherwise, a presumption of "control" arises from the ownership, control, possession with the power to vote or possession of proxies with respect to 10% or more of the voting securities of a domestic insurer or of a person or entity that controls a domestic insurer.

     Any person who purchases shares of the Common Stock which, when combined with all other voting securities owned or otherwise controlled by that person, total 10% or more of the voting securities of the Company, will be deemed to have acquired control of the insurance subsidiaries unless the California DOI, upon application, determines otherwise. Any such acquisition of control is prohibited under the California Insurance Code unless prior approval of the California DOI is obtained or the California DOI does not disapprove the acquisition within 60 days after an application has been filed. The California DOI is authorized to disapprove any acquisition which
(i) would cause the insurance subsidiaries to cease to qualify for their licenses to transact insurance, (ii) would substantially lessen competition or tend to create a monopoly, (iii) might, due to the financial condition of the acquiring person, jeopardize the financial stability of the insurance subsidiaries or prejudice the interests of their policyholders, (iv) would result in a major change in the insurance subsidiaries' business or corporate structure or management which is not fair and reasonable to policyholders, or
(v) would result in control over the insurance subsidiaries by persons whose competence, experience and integrity indicate that it is not in the interest of policyholders or the public to permit them to assume control.

     The need for such action, and the possibility of disapproval by the California DOI, could deter, delay or prevent certain transactions affecting the control of the Company or the ownership of the Company's Common Stock. Since the statutory disapproval criteria focus primarily on policyholder, rather than stockholder, interests, these requirements could deter, delay or prevent transactions which could be advantageous to the stockholders of the Company.

     RESTRICTIONS ON STOCKHOLDER DIVIDENDS PAYABLE BY THE INSURANCE SUBSIDIARIES TO THE COMPANY

     PAULA Financial, as a non-insurer, is generally not restricted directly under applicable insurance laws with respect to the payment of dividends to stockholders or the acquisition of non-regulated businesses. PAULA Financial, however, is subject to regulation with respect to all transactions involving the insurance subsidiaries. Additionally, as a nonoperating holding company, a principal source of the PAULA Financial's liquidity is cash dividends received from its subsidiaries, including the insurance subsidiaries.

     California law places significant restrictions on the ability of the insurance subsidiaries to pay dividends to PAULA Financial. All dividends from PICO and PACO, as California-domiciled insurers, require prior notice to the California DOI. All "extraordinary" dividends must be approved in advance by the California DOI. A dividend is deemed "extraordinary" if, when aggregated with all other dividends paid within the preceding twelve months, the dividend exceeds the greater of (i) PICO's statutory net income or PACO's statutory net gain from operations (both excluding unrealized capital gains) for the preceding calendar year or (ii) 10% of policyholder surplus as of the preceding December 31st. Additionally, unless approved in advance by the California DOI, no dividend may be paid by PICO or PACO except from earned surplus. Dividends paid from earned surplus which do not exceed the definition of "extraordinary" must be reported to the California DOI within five business days after declaration. Insurers are prohibited from paying such dividends until ten business days after the California DOI's receipt of such notice. The California DOI may disallow payment of any dividend if, in the California DOI's opinion, the payment would in any way violate the California Insurance Code or be hazardous to policyholders, creditors or the public. Based on these limitations and statutory results, as of December 31, 1997, PAULA Financial would be able to receive $6.4 million in dividends in 1998 from its insurance subsidiaries without obtaining prior regulatory approval from the California DOI.

     RESTRICTIONS ON TRANSACTIONS AMONG AFFILIATES OF THE INSURANCE SUBSIDIARIES

     In addition to dividend restrictions, California law restricts the ability of the insurance subsidiaries to make other types of payments to their affiliates, including PAULA Financial. Certain material transactions between an insurance company and its affiliates, including sales, loans or investments which in any twelve month period aggregate at least 3% of its admitted assets or 25% of policyholders' surplus, whichever is less, are subject to thirty day prior notice to the California DOI during which period the California DOI may disapprove the transaction. All management, administrative, cost-sharing and similar agreements between an insurance company and its affiliates are also subject to thirty day prior notice and non-disapproval by the California DOI. The California Insurance Code requires that all affiliate transactions be fair and reasonable to the insurer, that such transactions be documented according to specified standards, and that the insurer's surplus after the transaction remains reasonable in relation to the insurer's liabilities and adequate to its financial needs.

     EXAMINATIONS

     The accounts and businesses of PICO and PACO are subject to periodic statutory examination by the California DOI and by the Departments of Insurance in each jurisdiction in which they transact business. The California DOI has completed its examination of PICO and PACO for the three-year period ended December 31, 1996. The report disclosed no material problems or adjustments to statutory surplus.

     NAIC STATUTORY ACCOUNTING INITIATIVE

     The NAIC's project to codify accounting practices was approved by the NAIC in March 1998. The approval included a provision for commissioner discretion in determining appropriate statutory accounting for insurers in their state. Consequently, prescribed and permitted accounting practices may continue to differ from state to state. The NAIC has indicated that codification will become effective on January 1, 1999, although the implementation date is ultimately dependent on an insurers state of domicile. The Company has not determined how implementation will affect its insurance subsidiaries' statutory financial statements and is unable to predict how insurance rating agencies will interpret or react to any such changes. No assurance can be given that future legislative or regulatory changes resulting from such activities will not adversely affect the Company and its subsidiaries.

     RISK-BASED CAPITAL AND IRIS RATIOS

     California, as well as numerous other states, uses analytical tools developed by the NAIC in the course of its financial surveillance of insurers. Among these is a methodology for assessing the adequacy of statutory surplus of property/casualty insurers and life/health insurers using a risk-based capital ("RBC") formula. The RBC formula attempts to measure statutory capital and surplus needs based on the risks in a company's mix of products and investment portfolio. The formula is designed to allow state regulators to identify potentially under-capitalized companies. Under the formula, a company determines its RBC by taking into account certain risks related to the insurer's assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer's liabilities (including underwriting risks related to the nature and experience of its insurance business). The RBC rules provide for different levels of regulatory attention depending upon the ratio of the company's total adjusted capital to its "authorized control level" of RBC. An insurer is obligated to submit a detailed financial plan to regulators if its RBC falls below 2.0 times its authorized control level. Enhanced regulatory scrutiny, including possible corrective orders, are required if an insurer's RBC falls below 1.5 times its authorized control level, with mandatory regulatory intervention, including possible seizure, if an insurer's RBC falls below its authorized control level (seizure is mandatory if RBC falls below 0.7 times authorized control level). As of December 31, 1997, PICO's RBC was $38.1 million in excess of the threshold requiring the least regulatory attention, which amount was $7.7 million. As of December 31, 1997, PACO's RBC was $4.3 million in excess of the threshold requiring the least regulatory attention, which amount was $0.1 million. Neither PICO nor PACO has ever triggered any RBC level requiring a financial plan or regulatory action.

     California and other states also utilize the NAIC Insurance Regulatory Information System ("IRIS"). IRIS identifies eleven ratios for property/casualty insurance companies and twelve ratios for life/health insurance companies. IRIS specifies a range of "usual values" for each ratio. No statutory requirements exist which determine regulators' response to unusual IRIS ratios. Regulators generally allow insurers to provide written explanations for any unusual values. If the explanations are accepted as reasonable, no regulatory action is generally taken. If regulators remain concerned, an insurer may be subject to regulatory examination, corrective orders, and possible seizure. Departure from the "usual value" range on four or more ratios may lead to increased regulatory oversight from individual state insurance commissioners. For 1997, PICO has two ratios outside the usual values, both of which are caused by excess premium growth. The two ratios are change in net writings and estimated current reserve deficiency to surplus. The usual range for the change in net writings ratios is (-33%) to 33%. PICO experienced 59% growth in 1997. The estimated current reserve deficiency to surplus ratio is calculated as the reserve deficiency divided by surplus. The reserve deficiency is calculated as the difference between required reserves, estimated using a ratio of premium, and the actual reserves maintained. Results of this ratio can be distorted by significant changes in premium volume, which is the case for PICO in 1997. PICO's ratio was 40% and a ratio in excess of 25% is considered unusual. For 1997, PACO has one ratio outside its usual value, which is caused by excess adequacy of investment income. PICO and PACO are unaware of any increased regulatory scrutiny as a result of their 1997 IRIS values.

     REGULATION OF PICO'S BUSINESS IN EACH STATE IN WHICH IT IS LICENSED

     PICO's transaction of workers' compensation insurance is closely regulated by departments of insurance in Alaska, Arizona, California, Florida, Idaho, New Mexico, Oregon and Texas. In each of these states, the workers' compensation system is a mechanism to promptly compensate and rehabilitate injured workers without regard to fault. In each state where PICO is licensed, other than New Mexico (with respect to agricultural workers) and Texas, employer participation in the workers' compensation system is compulsory. Employers are required by law either to obtain workers' compensation insurance from a licensed insurer or to comply with specific requirements to self-insure.

     Workers' compensation benefits are established by law in each of the states where PICO is licensed. While benefit levels vary from state to state, they fall generally into three categories: (1) medical benefits for treatment of covered injuries or diseases; (2) disability benefits that indemnify covered claimants for loss of income, and (3) death benefits to compensate statutorily enumerated dependents of workers who have died because of covered accidents or diseases. Individual state statutes, regulations, administrative rulings and judicial opinions have created a complex body of law to determine when an injury, disease or death is employment related, when and to what extent it is compensable, and whether employees may sue employers, coworkers or other parties for damages outside of the no-fault workers' compensation system.

     Workers' compensation has been the subject of significant reform efforts in recent years, particularly in the areas of cost management and fraud detection. For example, legislation enacted in California in 1993 significantly reformed many areas of the workers' compensation system. Among other things, the 1993 legislation (i) granted employer's rights regarding disclosure of insurer claims information; (ii) required insurers to provide minimum levels of occupational safety and health loss control consultation services; (iii) increased benefits, phased in over a three-year period commencing July 1, 1994; (iv) tightened standards relating to stress-related claims; (v) limited post-termination claims; (vi) placed restrictions, including payment limitations, on vocational rehabilitation claims, (vii) increased measures to reduce fraudulent claims; (viii) increased the ability of insurance companies and employers to contract with managed care organizations and to direct claimants' medical care; and (ix) changed procedures for medical-legal evaluations. Similarly, legislation adopted in Oregon in 1995, among other things, reformed requirements pertaining to pre-existing conditions, vocational rehabilitation, payment of death benefits, review of benefit awards and dispute resolution.

     To protect persons covered under policies of workers' compensation insurance, several states impose special deposit requirements on insurers. In the event of an insurer insolvency, special deposits made by insurers are utilized by the relevant department of insurance to provide a pool of funds upon which workers' compensation claimants domiciled exclusively in that state possess a first priority claim and can be used by the regulators to pay those claimants. Under these requirements, PICO maintains special deposits in Arizona, California, Idaho, Oregon and New Mexico. Additional special deposits may be required if PICO becomes licensed in additional states, or if Alaska, Florida or Texas enact deposit requirements.

     While deposit requirements vary somewhat, they generally require insurers to deposit cash or securities with each states' treasurer, or an approved depository, in an amount based on a company's loss and loss expense reserves plus a percentage of its unearned premium reserves on workers' compensation insurance business transacted in each individual state. Thus, the size of the required deposit correlates positively with the amount of workers' compensation insurance sold by PICO in such state. PICO maintains deposits of securities in California, Arizona, Oregon, Idaho and New Mexico, having a book value as of December 31, 1997 of $43.8 million, $15.9 million, $5.2 million, $0.4 million and $0.1 million, respectively.

     An important aspect of workers' compensation insurance regulated by individual states is the setting of premiums. Among the states where it is currently licensed, PICO is allowed to establish its own rates under a "file and use" system in Alaska, California and Texas. Prior approval by insurance regulators is required for workers' compensation insurance rates in Florida, New Mexico and Oregon. Hybrid systems exist in Arizona and Idaho, where workers' compensation insurance rates are determined initially by the National Council on Compensation Insurance ("NCCI"), a rating organization. Upon the request of an individual insurer, the Arizona or Idaho DOI, as applicable, may approve rates that deviate from those recommended by the NCCI.

     Prior to January 1, 1995, California had required workers' compensation insurers to adhere to minimum rates approved by the California DOI. Under this system, price competition among insurers had been generally restricted to the payment of dividends under participating policies. This system was replaced with a file and use system, in which insurers may use any rate within 30 days after filing it with the California DOI unless such rate is specifically disapproved. The repeal of the former minimum rate system in California has resulted in increased competition among workers' compensation insurers in California and has caused a material decrease in average rates charged by PICO.

     Competition among workers' compensation insurers is also affected in several states by the presence of quasi-public workers' compensation insurance funds, which compete against private insurers and which frequently serve as insurers of last resort to employers unable to secure coverage elsewhere. Among the states where PICO is licensed, active state funds exist in Arizona, California, Idaho, New Mexico, Oregon and Texas.

     REGULATION OF PACO'S BUSINESS IN EACH STATE IN WHICH IT IS LICENSED

     PACO, a California-domiciled insurer, is licensed in California and Arizona. The transaction of life and health insurance is closely regulated in these states. Such regulation includes statutorily mandated benefits, sales disclosures, and claims settlement requirements. In 1997, PACO wrote $0.9 million in life and health premiums written in California and Arizona combined.

     MEMBERSHIP IN INSOLVENCY FUNDS AND ASSOCIATIONS

     The Company's insurance subsidiaries, like other insurers, are required to participate in insolvency funds and associations and may be subject to assessments from time to time to cover unpaid policyholder claims of insolvent insurers participating in the same lines of business as the Company. The maximum assessment required by law in any one year has varied between 1% and 2% of annual premiums written in that state. Most of these payments are recoverable through future policy surcharges and premium tax reductions. No material assessments have been made on the Company's insurance subsidiaries since prior to December 31, 1990.

COMPETITION

     The workers' compensation insurance industry is highly competitive. Although there are 260 companies licensed to write workers' compensation insurance policies in California, the 20 largest companies accounted for more than 79% of the workers' compensation premiums written in California during 1996 (source: A.M. Best, State/Line Report, Property/Casualty, 1997 Edition). In each state in which the Company operates, the Company's single largest competitor in its targeted agricultural markets is the applicable state fund.

     Periodically, the Company competes with alternative risk funding arrangements such as self-insurance or captive insurance programs. Captive insurance companies are insurance or reinsurance companies in which an insured or a group of insureds holds significant ownership. Employers have the option of self insuring against workers' compensation liabilities. Normally, those companies who choose to self insure are very large employers and are not among the targeted insurance underwriting prospects of the Company.

     In those states without minimum premium laws, such as California, Oregon, Idaho, Alaska and Texas, the Company faces competition on the basis of price as well as on the services which it delivers to policyholders. Arizona's single deviated rating plan has resulted in price competition among firms with different rating plans, but not among firms with the same rating plan as PICO. As a result of Florida's minimum rate law, there has been no significant price competition in that state in terms of premiums charged. Competition among workers' compensation insurance carriers in Arizona and Florida has been based to varying degrees on emphasizing dividends to policyholders, loss control and claims management services and maintaining relations with and varying commission rates paid to brokers and agents. The Company believes that its ability to compete successfully with larger carriers and to obtain and retain its accounts is due to its claims expertise, extensive experience in the agribusiness market and emphasis on service to policyholders.

CERTAIN EXECUTIVE OFFICERS OF THE COMPANY

     Information concerning the Company's executive officers who serve as members of the Company's Board of Directors will be set forth in the Company's definitive proxy materials. See "Item 10. Directors and Executive Officers of the Registrant." Mr. Victor Gloria III and Mr. James M. Hannah also serve as executive officers of the Company.

     Mr. Gloria is Senior Vice President of PICO and is responsible for PICO's risk management operations including claims administration, loss control and field representative operations. Mr. Gloria has been with the Company since 1972 and has served in PICO's claims department for a majority of that time. He has served as Manager of that Department since 1987 and was appointed Senior Vice President in 1987. Mr. Gloria is 43.

     Mr. Hannah is a Senior Vice President and Chief Underwriting Officer of PICO and is responsible for PICO's underwriting operations. Mr. Hannah joined the Company in March 1995. Mr. Hannah is 49.

EMPLOYEES

     As of December 31, 1997, the Company employed 264 full-time employees including 73 in its agency and TPA operations, 165 in its underwriting operations and 26 in corporate administration and finance. The Company considers its relationship with its employees to be excellent. All employees with at least one year of service are eligible to participate in the Company's Employee Stock Ownership Plan except for those employees employed on an hourly basis.

ITEM 2.  PROPERTIES.

     The Company's principal executive offices, comprised of approximately 34,000 square feet of office space leased through April 1999, are located in Pasadena, California. The Company holds an option to extend its home office lease through April 2004. In addition, the Company maintains 20 branch offices in various locations in the western United States and Florida in leased facilities with various lease terms. Management believes that the Company's facilities are suitable and adequate for their intended uses.

ITEM 3.  LEGAL PROCEEDINGS

     Except for ordinary, routine litigation incidental to the Company's business, there are no pending legal proceedings to which the Company is a party or which any of its properties are subject. The nature of the Company's business subjects it to claims or litigation relating to policies of insurance it has issued. Management believes that the Company is not a party to, and none of its properties is the subject of, any pending legal proceedings which are likely to have a material adverse effect on its business, financial conditions or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of 1997.

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

     The Company's Common Stock has traded on the Nasdaq Stock Market under the symbol "PFCO" since the consummation of the Company's initial public offering of its Common Stock on October 24, 1997. The high and low closing prices of the Common Stock on the Nasdaq Stock Market during the fourth quarter of 1997 were $25.25 and $21.25, respectively.

HOLDERS OF RECORD

     As of March 17, 1998, the Common Stock was held of record by 184 holders. The Company estimates that the number of beneficial holders of the Common Stock as of such date exceeded 800.

DIVIDENDS

     The Company has not paid cash dividends to its stockholders in either of the two most recent fiscal years. The Company declared a quarterly dividend of $0.04 per share of Common Stock on March 2, 1998 payable to stockholders of record on March 17, 1998.

     Although the Company currently intends to continue to pay quarterly dividends, the declaration and payment of dividends is subject to the discretion of the Company's Board of Directors and will depend upon, among other things, the Company's results of operations, financial condition, cash requirements, future prospects and capital requirements, regulatory restrictions on the payment of dividends by the Company's insurance company subsidiaries, general economic and business conditions and other factors deemed relevant by the Board of Directors. There can be no assurance that the Company will declare and pay any dividends. The ability of the Company's subsidiaries to pay dividends to the Company is subject to substantial regulation. In addition, the Company's line of credit restricts the payment of dividends under certain circumstances. See Management's Discussion and Analysis of Financial Condition and Results of Operation-Liquidity and Capital Resources", "Business-Regulation" and Note 10 of Notes to Consolidated Financial Statements.

RECENT SALES OF UNREGISTERED SECURITIES

     During 1997, the Company issued the following securities without registration under the Securities Act of 1993, as amended (the "1933 Act"). All such issuances were exempt from registration under the 1933 Act under Section 4(2) of the 1933 Act:

(i) 1,899,978 shares of Common Stock and 941,177 shares of Series A Preferred Stock in September 1997 upon the Company's reincorporation from California to Delaware in consideration of the cancellation of the common stock and preferred stock of the Company's California predecessor. The number of shares of Common Stock reflect the effect of the Company's two-for-one stock split in the form of a stock dividend in connection with the reincorporation;

(ii) 1,882,354 shares of Common Stock in October 1997 upon the conversion of the Company's Series A Preferred Stock upon consummation of the Company's initial public offering ("IPO");

(iii) 139,481 shares of Common Stock in October 1997 upon the conversion of warrants to purchase 164,706 shares of Common stock upon consummation of the Company's IPO. 109,804 of such shares were issued in consideration of the payment of $933,334 in cash and 29,677 were issued in a cashless exercise upon the surrender of the remaining warrants to purchase 25,225 shares of Common Stock by the holder;

(iv) 256 shares of Common Stock in February 1997 as a compensation bonus to a Company employee with an aggregate fair market value when issued (determined by the Company's Board of Directors) of $2,432;

(v) 1,000 shares of Common Stock in January 1997 to an unaffiliated consultant to the Company with an aggregate fair market value when issued (determined by the Company's Board of Directors) of $10,830; and

(vi) 2,000 shares of Common Stock in September 1997 to two unaffiliated consultants to the Company with an aggregate fair market value when issued of $37,000.

     On October 24, 1997, the Company consummated its IPO. The Company's
Common Stock was registered under the 1933 Act on Form S-1 (Reg. No. 333-33159). The IPO was underwritten by a syndicate of underwriters managed by Goldman, Sachs & Co. and Conning & Company. A total of 2,875,000 shares of

Common Stock were registered and sold in the IPO consisting of 2,400,314 shares for the Company's account and an aggregate of 474,686 shares for the benefit of several selling security holders. The stock was sold at an aggregate price of $53,187,500 or $18.50 per share. The Company's portion of the aggregate sales price was $44,405,809 and the selling stockholders' aggregate portion was $8,781,691 before underwriting discounts and expenses. The following expenses were incurred by the Company in connection with the IPO. All expenses reflect actual amounts incurred except as noted below:

Underwriting discounts and commissions                   $3,120,408
Finders fees                                                      0
Underwriters' expenses paid by the Company                   10,000
Other expenses*                                             930,227
                                                         ----------

Total expenses                                           $4,060,635
                                                         ----------
                                                         ----------


-----------
* Includes estimated financial printing costs.

     A portion of the underwriting discounts and underwriters expenses paid by the Company were paid to Conning & Company, the co-manager of the IPO. Conning & Company is an affiliate of four limited partnerships which hold, along with Conning & Company, in the aggregate, more than 10% of the Company's outstanding Common Stock. No other expenses of the IPO were paid directly or indirectly to any person or entity affiliated with the Company.

     The net proceeds to the Company after deducting underwriting discounts and expenses was $40,345,174. The net proceeds to the Company were used for the following purposes during the fourth quarter of 1997. All amounts are actual, not estimated amounts. None of such uses involved affiliates of the Company:

Contribution to the Company's insurance subsidiary               $10,000,000
Repayment of indebtedness                                         12,103,130
Repurchase of securities from wholly-owned subsidiary              1,690,103
Working capital                                                            0
Investments in mutual funds holding shorter-term
  investment grade fixed income securities                         5,137,500
Temporary investment in mutual funds holding
  short-term investment grade fixed income securities             11,414,441
                                                                  ----------
Total uses                                                       $40,345,174
                                                                 -----------
                                                                 -----------


ITEM 6. SELECTED FINANCIAL DATA.

         The selected data presented below under the captions "Income Statement Data" and "Balance Sheet Data" as of and for each of the years in the five-year period ended December 31, 1997, are derived from the consolidated financial statements of the Company, which financial statements have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The consolidated financial statements as of December 31, 1996 and 1997 and for each of the years in the three-year period ended December 31, 1997, and the report thereon are included elsewhere herein. The information presented below under the caption "Other Data" is unaudited. The selected financial data set forth below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and notes thereto appearing elsewhere herein.

                                                                    YEARS ENDED DECEMBER 31,
                                                                    ------------------------

                                                1993          1994           1995            1996             1997
                                                ----          ----           ----            ----             ----
                                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Premiums written.........................        $53,502       $53,545         $46,762        $63,606          $100,797
                                                --------      --------        --------       --------         ---------
                                                --------      --------        --------       --------         ---------

Premiums earned:
   Workers' compensation.................        $50,857       $50,977         $44,224        $54,563           $91,957
   Group medical and life................            163           312             307            941               878
Commissions..............................          3,514         4,299           3,964          4,213             3,434
Net investment income....................          4,495         4,536           4,817          4,701             5,582
Net realized investment gains............            132       -                    37            444               172
Other....................................          1,375         1,712           1,569            896             1,047
                                                --------      --------        --------       --------         ---------
   Total revenue.........................        $60,536       $61,836         $54,918        $65,758          $103,070
Losses and loss adjustment expenses
   incurred..............................         30,852        28,618          29,363         33,900            68,107
Dividends provided for policyholders.....
                                                   5,806         6,221           3,438          1,628            (2,713)
Operating expenses.......................         16,838        20,720          22,608         25,480            30,741
                                                --------      --------        --------       --------          --------
   Total expenses........................        $53,496       $55,559         $55,409        $61,008           $96,135
Income (loss) before taxes...............          7,040         6,277            (491)         4,750             6,935
Income tax expense (benefit).............          1,875         1,572            (791)           827             1,776
                                                --------      --------       ---------       --------          --------
   Net income............................         $5,165        $4,705            $300         $3,923            $5,159
                                                --------      --------        --------       --------         ---------
                                                --------      --------        --------       --------         ---------

Earnings per share (1)...................          $1.46         $1.54           $0.16          $2.07             $1.88
Weighted average shares outstanding (1)..
                                               3,530,838     3,057,088       1,850,956      1,896,464         2,737,065
Earnings per share - assuming
    dilution(1)..........................          $1.46         $1.23           $0.08          $1.00             $1.11

Weighted average shares outstanding -
   assuming dilution (1).................      3,530,838     3,827,487       3,763,059      3,910,715         4,664,511


                                                         AS OF DECEMBER 31,
                                                         ------------------
                                       1993          1994          1995           1996          1997
                                       ----          ----          ----           ----          ----
                                                      (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
Investments (2)..................       $81,737      $83,084       $83,991        $86,792      $137,864
Total assets.....................       108,898      117,297       118,906        125,127       188,264
Unpaid losses and loss
   adjustment expenses...........        62,629       60,473        57,049         55,720        77,784
Notes payable....................         3,370        4,205        10,824         11,279           456
Total liabilities................        95,793       90,384        93,301         99,151       103,444
Preferred Stock (convertible and
   redeemable)...................       -             18,918        19,501         21,402           -
Net stockholders' equity.........        13,105        7,995         6,104          4,574        84,820

                                               AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                               ------------------------------------------
                                       1993          1994          1995           1996          1997
                                       ----          ----          ----           ----          ----
                                                      (DOLLARS IN THOUSANDS)
PICO AND PACO GAAP RATIOS:
Loss ratio.......................       60.5%       55.8%           65.9%          61.1%       73.4%
Expense ratio....................       24.4        26.7            32.3           32.1        26.9
Policyholder dividend ratio......       11.4        12.1             7.7            2.9        (2.9)
                                   ----------    --------     -----------     ----------    --------
   Combined ratio................       96.3%       94.6%          105.9%          96.1%       97.4%
                                   ----------    --------     -----------     ----------    --------
                                   ----------    --------     -----------     ----------    --------

PICO STATUTORY DATA:
Statutory net income.............   $  2,079      $5,217        $  3,175       $  5,051      $6,037
Statutory surplus................     23,085      19,381          25,992         31,135      45,822
Premiums/surplus.................        2.2x        2.6x            1.7x           1.9x        2.1x
Loss ratio.......................       66.0%       55.9%           65.9%          61.0%       73.8%
Expense ratio....................       23.4        25.9            30.9           29.4        25.9
Policyholder dividend ratio......       11.4        12.2             7.8            3.0        (3.0)
                                   ----------    --------     -----------     ----------    --------
   Combined ratio................      100.8%       94.0%         104.6%           93.4%       96.7%
                                   ----------    --------     -----------     ----------    --------
                                   ----------    --------     -----------     ----------    --------

OTHER DATA:
Industry average statutory                                                                       Not
   combined ratio (3)............      109.0%      107.3%         107.6%          113.1%   available
Number of PICO policies
   (period-end) (4)..............       1,901       2,227         4,041           6,481        8,579
Number of Company employees
   (period-end)..................         247         272           237             242          264
PICO Estimated Annual Premium
   (period-end)(5)...............     $44,133     $41,929       $41,176         $61,316      $90,526


(footnotes follow on next page)

(1) See Note 1 of Notes to Consolidated Financial Statements for a description of the calculation of weighted average shares outstanding and earnings per share.
(2) Investments as of December 31, 1993 are reflected at amortized cost. As of December 31, 1994, a portion of the portfolio was classified as held to maturity and was therefore reflected at amortized cost and the remaining portfolio was shown at market value. Investments as of December 31, 1995, 1996 and 1997 are reflected at market value.
(3)  National average for workers' compensation insurance companies. Source:
     A.M. Best; Best's Insurance Reports, Property/Casualty, 1997 edition.
(4) Note that the figure for 1997 differs from the one included in the Company's March 3, 1998 press release. The figure in the press release was actually the number of PICO policies as of January 31, 1998.
(5) "PICO Estimated Annual Premium" means, as of any date, the estimated total annualized premiums for all policies written by PICO in force on that date, whether earned prior to or after such date.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company's revenues have consisted primarily of premiums earned from workers' compensation insurance underwriting, premiums earned from group medical insurance, commission income, net investment income and other income. Premiums earned during a period are the direct premiums earned by the Company on in force policies, net of reinsurance. Commission income is earned from Pan Am's distribution of insurance for insurers other than PICO and PACO. The commission the Company pays to Pan Am is eliminated when the Company's operations are consolidated. Net investment income represents earnings on the Company's investment portfolio, less investment expenses. Other income consists of third party administration fees and other miscellaneous items.

         The Company's expenses have consisted of losses and loss adjustment expenses incurred, dividends provided for policyholders and operating expenses. Losses include reserves for future payments for medical care and rehabilitation costs and indemnity payments for lost wages. Loss adjustment expenses include expenses incurred in connection with services provided by third parties, including expenses of independent medical examinations, surveillance costs, and legal expenses as well as staff and related expenses incurred to administer and settle claims. Loss and loss adjustment expenses are offset in part by estimated recoveries from reinsurers under excess of loss reinsurance treaties. Operating expenses include commission expenses to third party insurance agencies and other expenses that vary with premium volume, such as premium taxes, state guaranty fund assessments and underwriting and marketing expenses, as well as general and administrative expenses, which are less closely related to premium volume.

         The Company's revenues are seasonal, and have tended to be highest in the second and third quarters of each year. This is due primarily to the seasonality of the size of the workforce employed by the Company's agribusiness clients.

         The following table sets forth selected information relating to the growth of PICO's workers' compensation insurance book of business:

                                                                                   AS OF AND FOR THE
                                                                                YEARS ENDED DECEMBER 31,
                                                                                ------------------------

                                                                             1995        1996         1997
                                                                             ----        ----         ----
                                                                                (DOLLARS IN THOUSANDS)
     Premiums written.....................................................   46,455      62,665      99,919
     Premiums earned......................................................   44,224      54,563      91,957
     Policyholder persistency rate........................................    87.8%       86.8%       83.5%
     Number of policies (period-end)......................................    4,041       6,481       8,579

         The Company's premiums earned are affected by changes in the competitive and regulatory environment that impact workers' compensation insurance rates. Prior to January 1, 1995, California had required workers' compensation insurers to adhere to minimum rates approved by the California DOI. Under this system, price competition among insurers had been generally restricted to the payment of dividends under participating policies. Effective January 1, 1995, this system was replaced with a file and use rate system, in which insurers may use any rate after filing it with the California DOI unless such rate is specifically disapproved. The repeal of the former minimum rate system in California has resulted in increased competition among workers' compensation insurers in California and has caused a material decrease in average rates charged by PICO.

         The Company's underwriting results are affected by its loss experience. The Company believes that legislation enacted in California in 1993 contributed to an industry-wide reduction in claims frequency and led to a stabilization of claims severity, which has helped improve the Company's loss experience. Due in part to the effect of these reforms, as well as to PICO's continued improvement in claims management and management of the medical and legal components of its workers' compensation claims, PICO experienced favorable development of reserves for the 1993-1995 accident years and recovered reserves of $3.9 million and $2.6 million in calendar years 1995 and 1996, respectively. PICO determined reserves for accident years 1993 and 1994, and to a lesser extent, 1995, based on the relatively high incurred loss and LAE trends for the 1989 - 1992 accident years. PICO's actual incurred losses and LAE for the 1993 - 1995 accident years initially proved to be lower than anticipated and PICO's original reserves for these periods were ultimately redundant. During calendar year 1997, the Company experienced $1.6 million in net adverse development, largely related to the 1996 accident year. The net development in 1997 was primarily a result of less favorable claims trends experienced by the Company for the 1996 accident year. There can be no assurance that the Company will have any reserve recoveries in future periods or that it will not experience additional net adverse development in future periods. See "Business Losses and Loss Reserves".

         Workers' compensation policies can be written on a participating or non-participating basis. Participating policies allow the Company in its discretion to declare and pay dividends to a policyholder after the expiration of the policy based upon a policyholder's specific loss experience (or, if the policyholder is part of a safety group, the group's specific loss experience), the Company's overall loss experience and competitive conditions. With the advent of open rating in California and an emphasis on, among other things, competitive pricing at inception, the Company's dividends provided for policyholders decreased significantly in 1996 and 1997, although the relative mix of the Company's participating and non-participating policies has remained relatively constant (see Note 1 of the Notes to Consolidated Financial Statements). The Company currently does not anticipate paying any significant additional policyholder dividends on 1997 and prior policy years. Although the Company believes policyholder dividends are relatively insignificant as an element in workers' compensation in California, the Company intends to continue to issue participating policies that are eligible for policyholder dividend consideration in states outside of California.

         PICO's and PACO's operating expenses as a percentage of premiums are an important component of the Company's profitability. In this regard, the Company has benefited from recent growth. For the year ended December 31, 1997, PICO's and PACO's expense ratio improved 5.2 percentage points from 32.1% for 1996 to 26.9%.

RESULTS OF OPERATIONS

         1997 COMPARED TO 1996

    PREMIUMS WRITTEN. The Company's premiums written for 1997 increased 58.5% to $100.8 million from $63.6 million in 1996. The growth in premiums written was primarily attributable to the net addition of new policyholders and increased policyholder payrolls, partially offset by lower premium rates resulting from increased price competition. The premium growth was particularly strong in California and the Northwest. In addition, the Company began writing business in Texas and Florida in the second and third quarters of 1997, respectively.

    PREMIUMS EARNED. For the reasons described above for premiums written, the Company's premiums earned for 1997 increased 67.3% to $92.8 million from $55.5 million in 1996.

    COMMISSION INCOME. Commission income decreased 18.5% to $3.4 million for 1997 from $4.2 million for 1996. The decrease was primarily the result of decreased premiums placed with carriers other than PICO and PACO, a result of the Company's decision to focus on writing PICO workers' compensation insurance. Commission income is earned on premiums placed with carriers other than PICO and PACO. Commission income paid by PICO and PACO to Pan Am is eliminated in consolidation.

    NET INVESTMENT INCOME. Net investment income increased 18.7% to $5.6 million for 1997 from $4.7 million for 1996. The increase was the result of significant cash flow increases from PICO's underwriting activity and to a lesser extent the funds received in the fourth quarter as a result of the Company's initial public offering. Average invested assets increased to $110.6 million for 1997 from $83.6 million for 1996. The Company's average yield on its portfolio was 5.0% in 1997 and 5.6% in 1996. The 1997 average yield was diluted by the increase in the Company's investment portfolio in October 1997 following the Company's initial public offering. The increase in the portfolio late in the year inflated the Company's average total invested assets for 1997.

    NET REALIZED INVESTMENT GAINS. The Company had net realized investment gains of $0.2 million for 1997 compared to $0.4 million for 1996.

    OTHER INCOME. Other income increased $0.1 million to $1.0 million for 1997 from $0.9 million for 1996.

    LOSSES AND LOSS ADJUSTMENT EXPENSES INCURRED. The Company's loss ratio for 1997 increased to 73.4% from 61.1% for 1996. The Company's loss ratio for 1996 was positively impacted by net recoveries from loss and loss adjustment expense reserves for prior years, principally 1993-1995, of $2.6 million or 4.8% of 1996 earned premium. In 1997, the Company's loss ratio included a net strengthening of prior year reserves, principally 1996, of $1.6 million or 1.7% of 1997 earned premium. The increase in the 1997 loss ratio is also related to lower premium rates as a result of increased competition. The impact of the increase in loss ratio in 1997 was offset in part by a reduction in the Company's policyholder dividend accrual.

    DIVIDENDS PROVIDED FOR POLICYHOLDERS. With the advent of open rating in California and an emphasis in most states in which the Company operates on, among other things, competitive pricing at inception, the Company's dividends provided for policyholders decreased significantly commencing in late 1995. Currently, the Company does not anticipate paying additional significant policyholder dividends on 1997 and prior policy years. Therefore, the related accrual was reduced by $2.7 million in 1997.

    OPERATING EXPENSES. Operating expenses increased 20.6% to $30.7 million for 1997 from $25.5 million for 1996 due in part to a $2.8 million increase in commissions paid to unaffiliated agencies and a $1.8 million increase in personnel costs related to the growth in the Company's insurance operations.

    INCOME TAXES. Income tax expense for 1997 increased to $1.8 million from $0.8 million for 1996. The effective combined income tax rates for 1997 and 1996 were 25.6% and 17.4%, respectively. These rates are below the combined statutory rate due to the significant portion of the Company's investment portfolio consisting of tax-exempt securities. The difference in effective tax rates between 1997 and 1996 is due to a change in the mix of tax-exempt and taxable investment income.

         1996 COMPARED TO 1995

    PREMIUMS WRITTEN. The Company's premiums written for 1996 increased 36.0% to $63.6 million from $46.8 million for 1995. The increase was primarily attributable to an increase in PICO's California writings of $11.4 million (an increase of 39.8%) principally from newly-appointed independent agencies and the establishment of the PTC, net of California reductions due to increased price competition, and an increase of PICO's Oregon writings of $4.8 million (an increase of 104.3%).

    PREMIUMS EARNED. For the reasons described above for premiums written, the Company's premiums earned for 1996 increased 24.6% to $55.5 million from $44.5 million for 1995.

    COMMISSION INCOME. Commission income increased 6.3% to $4.2 million for 1996 from $4.0 million for 1995.

    NET INVESTMENT INCOME. Net investment income decreased 2.4% to $4.7 million for 1996 from $4.8 million for 1995. The Company's average yield on its portfolio was 5.6% for 1996 compared to 5.8% for 1995, reflecting generally lower market interest rates in 1996 compared to 1995. Average invested assets increased $0.7 million to $83.6 million in 1996 from $82.9 million in 1995.

    NET REALIZED INVESTMENT GAINS. During 1996, the Company sold $17.2 million of its invested assets and realized $0.4 million of investment gains. There were no material investment gains realized in 1995. During 1996, the Company repositioned $7.0 million of its portfolio into AAA-rated agency-backed collateralized mortgage obligations to increase yield.

    OTHER INCOME. Other income decreased 42.9% to $0.9 million for 1996 from $1.6 million for 1995, primarily as a result of the termination of a large third party administration client contract in early 1996 which was matched with a comparable reduction in expenses.

    LOSSES AND LOSS ADJUSTMENT EXPENSES INCURRED. The Company's loss ratio for 1996 improved to 61.1% from 65.9% for 1995. The improvement in this ratio is due to several factors, including a reduction in the incidence and severity of workers' compensation claims and the expedited closing of claims. Losses for 1996 include the effect of recoveries from prior years' reserves of $2.6 million, or 4.8% of 1996 premiums earned, compared with prior year recoveries of $3.9 million for 1995, or 8.8% of 1995 premiums earned. The Company believes its loss experience was improved by overall trends in the industry due to regulatory reforms, a reduction and capitation of the Company's claims related legal expenses, the implementation of early return to work programs by the Company's clients and an aggressive program by the Company to combat workers' compensation insurance fraud.

    DIVIDENDS PROVIDED FOR POLICYHOLDERS. Dividends provided for policyholders decreased to $1.6 million in 1996 from $3.4 million in 1995 and decreased as a percentage of premiums earned for 1996 to 2.9% from 7.7% for 1995. With the advent of open rating in California and an emphasis on, among other things, competitive pricing at inception, the Company's dividends provided for policyholders decreased significantly commencing in late 1995.

    OPERATING EXPENSES. Operating expenses increased 12.7% to $25.5 million for 1996 from $22.6 million for 1995 due in part to a $2.2 million increase in commissions paid to unaffiliated agencies.

    INCOME TAXES. Income tax expense for 1996 was $0.8 million compared to a $0.8 million tax recovery for 1995. The effective combined income tax rate for 1996 was 17.4%. These rates are below the combined statutory rate due to the significant portion of the Company's investment portfolio consisting of tax-exempt securities.

LIQUIDITY AND CAPITAL RESOURCES

         THE PARENT COMPANY

         As a holding company, PAULA Financial's principal sources of funds are dividends and expense reimbursements from its operating subsidiaries, proceeds from loans, and proceeds from the sale of its capital stock. PAULA Financial's principal uses of funds are capital contributions to its subsidiaries, payment of operating expenses and dividends to its stockholders.

         California law places significant restrictions on the ability of the insurance subsidiaries to pay dividends to PAULA Financial. All dividends from PICO and PACO, as California-domiciled insurers, require prior notice to the California DOI. All "extraordinary" dividends must be approved in advance by the California DOI. A dividend is deemed "extraordinary" if, when aggregated with all other dividends paid within the preceding twelve months, the dividend exceeds the greater of (i) PICO's statutory net income or PACO's statutory net gain from operations (both excluding unrealized capital gains) for the preceding calendar year or (ii) 10% of policyholder surplus as of the preceding December 31st. Additionally, unless approved in advance by the California DOI, no dividend may be paid by PICO or PACO except from earned surplus. Based on these limitations and statutory results, as of December 31, 1997, PAULA Financial would be able to receive $6.4 million in dividends in 1998 from its insurance subsidiaries without obtaining prior regulatory approval from the California DOI.

         The Company retained $16.6 million from the proceeds of its initial public offering at the parent company level. Management believes that this cash, funds available under the Credit Agreement described below and expense reimbursements and dividends from its operating subsidiaries will be sufficient to meet the parent company's operating cash needs for at least two and one-half years.

         In March 1997, PAULA Financial entered into the Credit Agreement with a commercial bank providing PAULA Financial with a revolving credit facility of $15.0 million until December 31, 1999. As of March 15, 1998, no amounts were outstanding under this facility. At such time PAULA Financial may elect to convert all or a portion of the borrowings then outstanding under such facility into a term loan payable in quarterly installments and maturing on December 31, 2001. Borrowings under the Credit Agreement bear interest at variable interest rates. The Credit Agreement limits the Company's ability to (i) enter new lines of business; (ii) incur or assume debt; (iii) pay dividends and repurchase or retire capital stock upon a default or event of default; and (iv) make acquisitions, investments and capital expenditures. The Credit Agreement contains financial covenants with respect to minimum stockholders' equity, minimum statutory surplus, a ratio of debt to stockholders' equity, a ratio of PICO's premiums written to statutory surplus and excess statutory reserves, a debt service coverage ratio, A.M. Best rating and risk-based capital levels. Each of PAULA
Financial's non-insurance subsidiaries has guaranteed all obligations of PAULA Financial under the Credit Agreement.

         OPERATING SUBSIDIARIES

         The sources of funds of the Company's operating subsidiaries are cash flows from operating activities, investment income and capital contributions from PAULA Financial. The insurance company operating subsidiaries' major uses of funds are claim payments and underwriting and administrative expenses and maintaining the required surplus to expand their insurance business. The agency and TPA operating subsidiaries' major use of funds are operating expenses. The nature of the workers' compensation insurance business is such that claim payments are made over a longer period of time than the period over which related premiums are collected. Operating cash flows and the portion of the investment portfolio consisting of cash and liquid securities have historically met the insurance company operating subsidiaries' liquidity requirements. Operating cash flows and intercompany loans from PAULA Financial have historically met the agency and TPA subsidiaries' liquidity requirements.

         The Company's investments consist primarily of taxable and tax-exempt United States government and other investment grade securities and investment grade fixed maturity commercial paper and, to a lesser extent, equity securities. The Company does not generally invest in below investment grade fixed maturity securities, mortgage loans or real estate. The Company has invested in the equity securities of the two founders of PTC other than Pan Am as part of the parent company's investment portfolio. The Company's investments in fixed maturity securities are carried at market value as such securities may be sold in response to changes in interest rates, tax planning considerations or other aspects of asset/liability management. As of December 31, 1997, the carrying value of the Company's fixed maturity securities portfolio was $114.5 million and 98.3% of the portfolio was rated "A" or better by S&P, Moody's or Fitch. See "Business Investments and Investment Results".

         California workers' compensation insurance companies are required to maintain some of their investments on deposit with the California DOI for the protection of policyholders. Other states in which PICO is licensed have also required PICO to post deposits for the protection of those states' policyholders. Pursuant to applicable state laws, PICO had, as of December 31, 1997, securities with a book value of $65.4 million held by authorized depositories pursuant to these deposit requirements. In addition to the deposits, the insurance company operating subsidiaries must maintain capital and surplus levels related to premiums written and the risks retained by the subsidiaries.

YEAR 2000 CONSIDERATIONS

         The Company is currently working to resolve the potential impact of the year 2000 on the processing of date-sensitive information systems. The year 2000 problem is the result of the Company's and its vendors' computer programs being written using two digits (rather than four) to define the applicable year. Any of those programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. The Company believes that it has identified substantially all of its application software programs which require modification in order to become year 2000 compliant and has a formal plan to correct and test the programs affected by the conversion from a two-digit year to a four-digit year. The Company expects the early phases of the project to be completed during late 1998. The final phases of the project is scheduled to be completed by the third quarter of 1999. The review of systems also included the identification of vendors that may have a significant impact on the Company's operations and their expected completion of any conversions. Based on preliminary information, costs of addressing potential problems are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. However, if the Company or its vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk. Accordingly, the Company plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner.

NEW ACCOUNTING STANDARDS

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 is effective for periods beginning after December 15, 1997, including interim periods. SFAS 130 requires companies to report comprehensive income and its components in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital. Comprehensive income includes all changes in equity during a period except those resulting from investments by stockholders and distributions to stockholders. The Company has not determined the impact of SFAS 130.

         Also, in June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). This statement specifies revised guidelines for determination of an entity's operating segments and the type and level of financial information to be disclosed. SFAS 131 is effective for periods beginning after December 15, 1997, including interim periods. The Company has not determined the impact of SFAS 131.

         During the fourth quarter of 1997, the American Institute of Certified Accountants issued Statement of Position No. 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" ("SOP 97-3"). SOP 97-3 addresses the recognition and measurement of assets and liabilities related to guaranty funds and other assessments. SOP 97-3 is effective for fiscal years beginning after December 15, 1998, although early adoption is encouraged. The Company has not determined the impact of SOP 97-3.

FORWARD-LOOKING STATEMENTS

         The discussions above contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. The words "believe," "estimate," "expect," "intend," "anticipate," and similar expressions and variations thereof identify certain of such forward-looking statements, which speak only as of the dates on which they are made. PAULA Financial undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those indicated in the forward-looking statements as a result of various factors. Readers are cautioned not to place undue reliance on these forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                        PAGE
                                                                                        ----
Independent Auditors' Report........................................................... F-2
Consolidated Balance Sheets as of December 31, 1996 and 1997........................... F-3
Consolidated Statements of Income for each of the three years in the period ended
   December 31, 1997................................................................... F-5
Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 1997...................................................... F-6
Consolidated Statements of Cash Flows for each of the three years in the period ended
   December 31, 1997................................................................... F-8
Notes to Consolidated Financial Statements............................................. F-10


                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
PAULA Financial:

         We have audited the accompanying consolidated balance sheets of PAULA Financial and subsidiaries as of December 31, 1996 and 1997 and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PAULA Financial and subsidiaries as of December 31, 1996 and 1997 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.



                                       /s/ KPMG Peat Marwick LLP

Los Angeles, California
March 3, 1998

                        PAULA FINANCIAL AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                     ASSETS


                                                                                 DECEMBER 31,
                                                                                 ------------
                                                                             1996            1997
                                                                             ----            ----
Investments:
   Fixed maturities, available-for-sale, at market (amortized cost
      $80,252 and $112,294 at December 31, 1996 and 1997,
      respectively)...................................................      $ 81,371         114,525
   Preferred stock, at market (cost $1,014 and $3,019 at December 31,
      1996 and 1997, respectively)....................................         1,033           3,112
   Common stock, at market (cost $734 and $5,546 at December 31, 1996
      and 1997, respectively).........................................           777           5,545
   Invested cash, at cost (approximates market).......................         3,611          14,682
                                                                            --------        --------
        Total investments.............................................        86,792         137,864
                                                                            --------        --------
Cash, unrestricted....................................................         6,264           3,279
Cash, restricted......................................................           832           1,491
Accrued investment income.............................................         1,483           1,819
Receivables:
   Accounts receivable, net of allowance for uncollectible accounts
      ($500 and  $600 at December 31, 1996 and 1997, respectively)....         6,274          16,607
   Unbilled premiums..................................................         5,279           7,713
   Reinsurance recoverable on paid losses and loss adjustment
      expenses........................................................           172             -
   Reinsurance recoverable on unpaid losses and loss adjustment
      expenses........................................................         6,427           6,394
   Income taxes recoverable...........................................           432           1,579
   Other..............................................................           317             304
                                                                            --------        --------
        Total receivables.............................................        18,901          32,597
                                                                            --------        --------
Property and equipment, at cost:
   Office furniture, fixtures and equipment...........................         6,668           7,395
   Automobiles........................................................           590             707
   Leasehold improvements.............................................           211             221
                                                                            --------        --------
                                                                               7,469           8,323
   Less accumulated depreciation......................................        (5,403)         (6,152)
                                                                            --------        --------
        Net property and equipment....................................         2,066           2,171
                                                                            --------        --------
Other assets..........................................................         2,077           4,328
Excess of cost over net assets acquired, net..........................         1,883           1,468
Deferred income taxes.................................................         4,829           3,247
                                                                            --------        --------
                                                                            $125,127         188,264
                                                                            --------        --------
                                                                            --------        --------

                                 (Continued)




                        PAULA FINANCIAL AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS, CONTINUED

                             (DOLLARS IN THOUSANDS)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                 DECEMBER 31,
                                                                                 ------------
                                                                             1996            1997
                                                                             ----            ----
Unpaid losses and loss adjustment expenses.............................     $ 55,720          77,784
Unearned premiums......................................................       10,655          15,390
Accrued policyholder dividends.........................................        3,981             -
Due to underwriters and assureds.......................................        2,176           2,967
Accounts payable and accrued expenses..................................        3,891           6,847
Notes payable..........................................................        3,789             456
Note payable to bank...................................................        7,490             -
Obligation on stock held by ESOP.......................................       11,449             -
                                                                            --------        --------
                                                                              99,151         103,444
                                                                            --------        --------
Series A Preferred Stock, convertible and redeemable (see Note 8),
   $0.01 par value. Authorized 5,000,000 shares; issued 941,177
   shares at December 31, 1996.........................................       21,402             -

Stockholders' equity:
   Common stock, $0.01 par value. Authorized 15,000,000 shares; issued
      2,167,456 shares and 6,321,177 shares at December 31, 1996 and
      1997, respectively...............................................           22              63
   Additional paid-in capital..........................................        1,748          67,176
   Retained earnings...................................................       16,668          16,048
   Net unrealized gain on investments..................................          778           1,533
                                                                            --------        --------
                                                                              19,216         84,820
  Less:
      Treasury stock, at cost (264,196 shares at December 31, 1996)....       (2,972)           -
      Obligation on stock held by ESOP.................................      (11,449)           -
      Guarantee of notes payable of ESOP...............................         (221)           -
                                                                            --------        --------
        Net stockholders' equity.......................................        4,574          84,820

Commitments and contingencies
                                                                            --------        --------
                                                                            $125,127         188,264
                                                                            --------        --------
                                                                            --------        --------


          See accompanying notes to consolidated financial statements.

                        PAULA FINANCIAL AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                 YEARS ENDED DECEMBER 31,
                                                                 ------------------------
                                                             1995           1996         1997
                                                             ----           ----         ----
Income:
   Premiums earned:
      Workers' compensation........................        $44,224         54,563       91,957
      Group medical and life.......................            307            941          878
   Commissions.....................................          3,964          4,213        3,434
   Net investment income...........................          4,817          4,701        5,582
   Net realized investment gains...................             37            444          172
   Other...........................................          1,569            896        1,047
                                                           -------         ------      -------
                                                            54,918         65,758      103,070
                                                           -------         ------      -------
Expenses:
   Losses and loss adjustment expenses incurred....         29,363         33,900       68,107
   Dividends provided for policyholders............          3,438          1,628       (2,713)
   Operating.......................................         22,608         25,480       30,741
                                                           -------         ------      -------
                                                            55,409         61,008       96,135
                                                           -------         ------      -------
Income (loss) before income tax
   expense (benefit)..............................            (491)         4,750        6,935
Income tax expense (benefit).......................           (791)           827        1,776
                                                           -------         ------      -------
           Net income..............................           $300          3,923        5,159
                                                           -------         ------      -------
                                                           -------         ------      -------

Earning per share:
    Earnings per share.............................          $0.16           2.07         1.88
    Earnings per share - assuming dilution.........           0.08           1.00         1.11


          See accompanying notes to consolidated financial statements.

                         PAULA FINANCIAL AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                               (DOLLARS IN THOUSANDS)

                                                                    NET                    OBLIGATION
                                        ADDITIONAL               UNREALIZED                    ON      GUARANTEE OF       NET
                    NUMBER OF   COMMON    PAID-IN    RETAINED    GAIN (LOSS)    TREASURY   STOCK HELD  NOTES PAYABLE  STOCKHOLDERS'
                     SHARES     STOCK     CAPITAL    EARNINGS  ON INVESTMENTS     STOCK      BY ESOP      OF ESOP        EQUITY
                   ----------  -------  ----------  ---------  --------------   --------   ----------  -------------  -------------
Balance at
 December 31,
 1994.............  2,345,544     $24         689     18,381           (621)        -        (10,037)         (441)        7,995
Net income........        -        -           -        300              -          -            -              -            300
Change in
 carrying value of
 preferred stock..        -        -           -       (583)             -          -            -              -           (583)
Restricted stock
 grants...........     28,700      -          259        -               -          -            -              -            259
Restricted stock
 forfeitures......     (9,500)     -          (86)       -               -          -            -              -            (86)
Retirement of
 common stock.....   (169,816)     (2)        (12)    (1,981)            -          -            -              -         (1,995)
Issuance of
 common stock.....     71,462      -          564        -               -          -            -              -            564
Net change in un-
 realized gain on
 investments (net
 of tax)..........        -        -           -         -            2,149         -            -              -          2,149
Repurchase of
 common stock.....        -        -           -         -              -       (4,458)          -              -         (4,458)
Change in oblig-
 ation of stock
 held by ESOP.....        -        -           -         -              -           -          1,837            -          1,837
Change in guar-
 arantee of notes
 payable of ESOP..        -        -           -         -              -           -            -             122           122
                    ---------     ---      ------     ------          -----     ------        ------         -----        ------
Balance at Dec-
  ember 31, 1995..  2,266,390      22       1,414     16,117          1,528     (4,458)       (8,200)         (319)        6,104
                    ---------     ---      ------     ------          -----     ------        ------         -----        ------
Net income........          -       -           -      3,923              -          -             -             -         3,923
Change in carrying
  value of
  preferred stock.          -       -           -     (1,901)             -          -             -             -        (1,901)
Restricted stock
  grants..........     22,500       -         177          -              -          -             -             -           177
Restricted stock
  forfeitures.....     (1,400)      -         (12)         -              -          -             -             -           (12)
Retirement of
  common stock....   (132,098)      -         (10)    (1,471)             -      1,486             -             -             5
Issuance of
  common stock....     12,064       -         179          -              -          -             -             -           179
Net change in
  unrealized
  gain on
  investments
  (net of tax)....         -        -           -          -           (750)         -             -             -          (750)
Change in
  obligation of
  stock held by
  ESOP............         -        -           -          -              -          -        (3,249)            -        (3,249)
Change in guar-
  antee of ESOP
  notes payable            -        -           -          -              -          -             -            98            98
                    ---------     ---      ------     ------          -----     ------        ------         -----        ------
Balance at Dec-
  ember 31, 1996..  2,167,456      22       1,748     16,668            778     (2,972)      (11,449)         (221)        4,574
                    ---------     ---      ------     ------          -----     ------        ------         -----        ------

                                     (Continued)





                         PAULA FINANCIAL AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                               (DOLLARS IN THOUSANDS)
                                                                    NET                    OBLIGATION
                                        ADDITIONAL               UNREALIZED                    ON      GUARANTEE OF       NET
                    NUMBER OF   COMMON    PAID-IN    RETAINED    GAIN (LOSS)    TREASURY   STOCK HELD  NOTES PAYABLE  STOCKHOLDERS'
                     SHARES     STOCK     CAPITAL    EARNINGS  ON INVESTMENTS     STOCK      BY ESOP      OF ESOP        EQUITY
                   ----------  -------  ----------  ---------  --------------   --------   ----------  -------------  -------------
Balance at
  December 31,
  1996............  2,167,456      22       1,748     16,668            778     (2,972)      (11,449)         (221)        4,574
Net income........        -         -         -        5,159            -          -             -             -           5,159
Change in
  carrying value
  of preferred
  stock...........        -         -         -       (2,261)           -          -                           -          (2,261)
Conversion of
  preferred stock.  1,882,354      19      23,641        -              -          -             -             -          23,660
Conversion of
  warrants........    139,481       1       1,481       (549)           -          -             -             -             933
Common stock
  awards..........      3,256       -          46        -              -          -             -             -              46
Restricted stock
  forfeitures.....     (1,150)      -         (10)       -              -          -             -             -             (10)
Retirement of
  common stock....   (270,534)     (3)        (51)    (2,969)           -        2,972           -             -             (51)
Issuance of common
   stock..........  2,400,314      24      40,321        -              -          -             -             -          40,345
Net change in
  unrealized gain
  on investments
  (net of tax)....        -         -         -          -            755          -             -             -             755
Elimination of
  obligation of
  stock held
  by ESOP.........        -         -         -          -              -          -          11,449           -          11,449
Change in
  guarantee of
  notes payable
  of ESOP.........        -         -         -          -              -          -             -             221           221
                    ---------     ---      ------     ------          -----     ------        ------         -----        ------
Balance at
  December 31,
  1997............  6,321,177      63      67,176     16,048          1,533        -             -             -          84,820
                    ---------     ---      ------     ------          -----     ------        ------         -----        ------
                    ---------     ---      ------     ------          -----     ------        ------         -----        ------

          See accompanying notes to consolidated financial statements.

                        PAULA FINANCIAL AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                              YEARS ENDED DECEMBER 31,
                                                        -----------------------------------
                                                           1995         1996         1997
                                                           ----         ----         ----
Cash flows from operating activities:
   Net income........................................        $300        3,923        5,159
  Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
      Depreciation and amortization..................       1,357        1,509        1,370
      Amortization of fixed maturity premium, net             965          797          623
      (Gain) loss on sale of property and
        equipment....................................          37          (12)          16
      Gain on sales and calls of equity and fixed
        maturities...................................         (37)        (444)        (172)
      (Increase) decrease in receivables.............      (3,888)         946      (14,032)
      (Increase) decrease in deferred income taxes            799         (282)       1,193
      Increase (decrease) in unpaid losses and loss
        adjustment expenses..........................      (3,424)      (1,328)      22,064
      Increase (decrease) in accrued policyholder
        dividends....................................          69       (1,027)      (3,981)
      Increase (decrease) in accounts payable and
        accrued expenses.............................       1,095       (1,544)       3,747
      Increase in unearned premiums..................         395        6,046        4,735
      Other, net.....................................          72           80         (861)
                                                        ---------   ----------   ----------
           Net cash provided by (used in) operating
              activities.............................      (2,260)       8,664       19,861
                                                        ---------   ----------   ----------
Cash flows from investing activities:
   Proceeds from sale of available for sale fixed
      maturities.....................................      22,615       17,236          -
   Proceeds from maturities and calls of available
      for sale fixed maturities......................         454        7,930       14,840
   Proceeds from sale of common stock................         -            -            499
   Proceeds from sale of property and equipment......         139          146            1
   Purchase of common stock..........................         -            -         (5,138)
   Purchase of preferred stock.......................         -         (1,014)      (2,013)
   Purchase of available for sale fixed maturities...     (21,700)     (26,456)     (47,606)
   Purchase of property and equipment................      (1,138)      (1,029)      (1,126)
   Purchase of other assets..........................      -              (703)      (1,189)
   Purchase of insurance agency......................         (65)         (38)         -
                                                        ---------   ----------   ----------
           Net cash provided by (used in) investing
              activities.............................         305       (3,928)     (41,732)
                                                        ---------   ----------   ----------

                                  (Continued)

                        PAULA FINANCIAL AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)


                                                          YEARS ENDED DECEMBER 31,
                                                          ------------------------
                                                      1995         1996           1997
                                                   ---------    ----------     ----------
Cash flows from financing activities:
   Borrowings (repayments) under line of
      credit agreement, net....................        3,122         1,968         (7,490)
   Payments on notes payable...................       (1,054)       (1,782)        (3,350)
   Issuance of notes payable...................          214           269            238
   Sale of common stock........................            4           343         41,278
   Retirement of common stock..................       (1,994)       (1,486)           (60)
                                                   ---------    ----------     ----------
           Net cash provided by (used in)
              financing activities.............          292          (688)        30,616
                                                   ---------    ----------     ----------
           Net increase (decrease) in cash and
              invested cash....................       (1,663)        4,048          8,745
Cash and invested cash at beginning of period..        8,322         6,659         10,707
                                                   ---------    ----------     ----------
Cash and invested cash at end of period........       $6,659        10,707         19,452
                                                   ---------    ----------     ----------
                                                   ---------    ----------     ----------

Supplemental schedule of noncash financing activities:

         In 1995, the Company purchased common stock from the retiring chairman through the issuance of a note payable in the amount of $4,458 (see note 8).

         In 1995, the Company granted to employees 28,700 shares of restricted common stock for a total value of $259. Also in 1995, 9,500 shares were forfeited at a value of $86 (see note 9).

         In November 1995, the Company acquired Desert Benefits, Inc. for a total purchase price of $700. Common stock was issued to settle $560 of the purchase price (see note 12).

         In 1996, the Company granted to employees 22,500 shares of restricted common stock for a total value of $177. Also in 1996, 1,400 shares were forfeited at a value of $12 (see note 9).

         In 1996, the Company purchased Guinn Sinclair Insurance Services for a total purchase price of $221. Common stock was issued to settle $176 of the purchase price (see note 12).



         See accompanying notes to consolidated financial statements.

                        PAULA FINANCIAL AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF OPERATIONS

         PAULA Financial and subsidiaries (collectively referred to as the Company) is an integrated insurance organization specializing in the production, underwriting and servicing of workers' compensation and accident and health insurance for agribusiness clients in California, Arizona, Oregon, Idaho, Alaska, Texas, Florida and New Mexico. For the year ended December 31, 1997, California, Arizona and Oregon accounted for 70%, 13% and 11%, respectively, of premiums earned. The Company operates from many offices located throughout prime agricultural areas and places coverage with its insurance company subsidiaries and nonaffiliated insurance companies.

PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of PAULA Financial and its wholly owned subsidiaries. The principal subsidiaries are: Pan American Underwriters, Inc., Pan American Underwriters Insurance Agents and Brokers, Inc., Agri-Comp Insurance Agency, Inc. and PAULA Trading Company Insurance Agents and Brokers, Inc. (insurance brokerages); Pan Pacific Benefit Administrators, Inc. (third-party administration operation); PAULA Mexico S.A. de C.V.; PAULA Insurance Company (casualty insurance); and PAULA Assurance Company (group accident and health and life insurance). All significant intercompany balances and transactions have been eliminated in consolidation.

         Where necessary, prior years' information has been reclassified to conform to the 1997 presentation.

         In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and revenues and expenses for the period. Actual results could differ significantly from those estimates.

INVESTMENTS AND CASH

         At December 31, 1996 and 1997, the entire investment portfolio is classified as available-for-sale and is reflected at estimated fair value with unrealized gains and losses recorded as a separate component of stockholders' equity, net of related deferred income taxes. The premium and discount on fixed maturities and collateralized mortgage obligations are amortized using the scientific method. Amortization and accretion of premiums and discounts on collateralized mortgage obligations are adjusted for principal paydowns and changes in expected maturities. Investments in which the decline in market value is deemed other than temporary are reduced to the estimated realizable value through a charge to income.

         On November 21, 1995, the Company transferred its entire held-to-maturity portfolio to available-for-sale. The amortized cost at the transfer date was $37,508. The transfer resulted in an unrealized gain of $396, net of the tax impact. The transfer was made in accordance with implementation guidance provided in the Financial Accounting Standards Board's Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities."

                        PAULA FINANCIAL AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


         Invested cash consists primarily of commercial paper.

         Realized gains and losses on sales of investments are computed on the specific-identification basis.

         Restricted cash consists of premiums collected by the insurance brokerage subsidiaries but not yet remitted to insurance companies which is restricted as to use by law in the states in which the brokerage subsidiaries operate.

         For purposes of cash flow disclosure, cash and invested cash is defined as cash and invested cash that have original maturities of less than three months.

REVENUE RECOGNITION

         Premiums are earned by the insurance subsidiaries on a monthly pro rata basis over the terms of the policies. Commission income is recorded on the effective date of the policy or the billing date, whichever is later.

PROPERTY AND EQUIPMENT

         Depreciation and amortization is provided over the estimated useful lives of the respective assets, primarily using the modified accelerated cost recovery system (which approximates the double-declining-balance method). Principal estimated useful lives used in computing the depreciation provisions are five years for automobiles and five to seven years for furniture and equipment.

         Leasehold improvements are depreciated on a straight-line basis over the term of the lease or the estimated useful life of the improvement if less than the lease term.

EXCESS OF COST OVER NET ASSETS ACQUIRED

         Excess of cost over net assets acquired is amortized on a straight-line basis over seven years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the balance over its remaining life can be recovered through the undiscounted future operating cash flows of the acquired operation. Accumulated amortization totaled $766 and $1,140 at December 31, 1996 and 1997, respectively.

UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

         The liability for unpaid losses and loss adjustment expenses represents
(a) case basis estimates of reported losses and loss adjustment expenses and (b) estimates based on past experience of unreported losses and loss adjustment expenses, net of anticipated salvage and subrogation. Management believes that the provisions for losses and loss adjustment expenses are adequate to cover the net cost of incurred losses and loss adjustment expenses; however, the liability is by necessity based on estimates, and accordingly, there can be no assurance that the ultimate liability will not differ from such estimates.

                        PAULA FINANCIAL AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

         There is a high level of uncertainty inherent in the evaluation of the liability for unpaid losses and loss adjustment expenses. The ultimate costs of such claims are dependent upon future events, the outcomes of which are affected by many factors. Loss reserving procedures and settlement philosophy, current and perceived social and economic factors, inflation, current and future court rulings and jury attitudes, and many other economic, scientific, legal, political and social factors can all have significant effects on the ultimate costs of claims. Changes in Company operations and management philosophy may also cause actual developments to vary from the past.

POLICYHOLDER DIVIDENDS

         The insurance subsidiaries underwrite workers' compensation, accident and health and life insurance policies. Participating workers' compensation policies represented approximately 89%, 84%, and 84% of net written premium for the years ended December 31, 1995, 1996 and 1997, respectively. Dividends are recorded as a liability based on estimates of ultimate amounts expected to be declared by the insurance subsidiaries' Boards of Directors, at their discretion. Given the efficient levels of up-front pricing and current reserve levels, the Company does not anticipate paying significant additional policyholder dividends on 1997 and prior policy years.

INCOME TAXES

         The Company accounts for income taxes under the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The fair values of financial instruments are estimates of the fair values at a specific point in time using appropriate valuation methodologies. These estimates are subjective in nature and involve uncertainties and significant judgment in the interpretation of current market data. Therefore, the fair values presented are not necessarily indicative of amounts the Company could realize or settle currently. The Company does not necessarily intend to dispose of or liquidate such instruments prior to maturity.

         The fair values of notes payable and note payable to bank are estimated using discounted cash flow analyses based on current market interest rates. The estimated fair values approximate the related carrying values.

EARNINGS PER SHARE (EPS)

            The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") and Staff Accounting Bulletin No. 98 "Earnings per Share" ("SAB 98") as of December 31, 1997 and has restated 1995 and 1996 share and per share data to conform to the provisions of SFAS 128 and SAB 98. The EPS calculations for the years ended December 31, 1995, 1996 and 1997 were based upon the weighted average number of shares of common stock outstanding. The EPS - assuming dilution calculations were based upon the weighted average number of shares of common stock outstanding adjusted for the effect of convertible securities, and options

                        PAULA FINANCIAL AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

and warrants considered to be common stock equivalents. Stock options and warrants are considered to be common stock equivalents, except when their effect is antidilutive.

         The following table reconciles the weighted average shares of common stock outstanding used in the EPS calculation to that used in the EPS - assuming dilution calculation. There is no difference in the earnings used in the two calculations.

                                                            YEARS ENDED DECEMBER 31,
                                                            ------------------------
                                                        1995          1996         1997
                                                        ----          ----         ----
Shares used in EPS calculation..................      1,850,956    1,896,464     2,737,065
Convertible preferred stock.....................      1,882,354    1,882,354     1,526,512
Warrants........................................         15,558       40,114        48,804
Options.........................................         14,191       91,783       352,130
                                                     ----------   ----------    ----------
Shares used in EPS - assuming dilution
     calculation................................      3,763,059    3,910,715     4,664,511
                                                     ----------   ----------    ----------
                                                     ----------   ----------    ----------

(2)  INVESTMENTS

         Investments in fixed maturities are all held in investment grade securities. Fair values were obtained from published securities quotation services.

FIXED MATURITIES

         The amortized cost and estimated fair value of investments in fixed maturities classified as available for sale at December 31, 1996 and 1997 are as follows:

                                                                                             DECEMBER 31, 1996
                                                                                             -----------------
                                                                                          GROSS           GROSS
                                                                       AMORTIZED COST   UNREALIZED      UNREALIZED      ESTIMATED
                                                                                           GAINS          LOSSES        FAIR VALUE
                                                                       --------------   ----------      ----------      ----------
U.S. Treasury securities and obligations of U.S. Government
   corporations and agencies........................................         $16,619           207            (27)         16,799
Obligations of states and political subdivisions....................          47,238           798            (28)         48,008
Corporate securities................................................           9,370           193             (3)          9,560
Collateralized mortgage obligations.................................           7,025             2            (23)          7,004
                                                                       --------------   ----------      ----------      ----------
      Total.........................................................         $80,252         1,200            (81)         81,371
                                                                       --------------   ----------      ----------      ----------
                                                                       --------------   ----------      ----------      ----------


                        PAULA FINANCIAL AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                             DECEMBER 31, 1997
                                                                                             -----------------
                                                                                           GROSS           GROSS
                                                                                           -----           -----
                                                                            AMORTIZED    UNREALIZED      UNREALIZED      ESTIMATED
                                                                            ---------    ----------      ----------      ---------
                                                                              COST         GAINS          LOSSES        FAIR VALUE
                                                                              ----         -----          ------        ----------
U.S. Treasury securities and obligations of U.S. Government
   corporations and agencies........................................          $10,000         175            (12)         10,163
Obligations of states and political subdivisions....................           77,817       1,738               -         79,555
Corporate securities................................................           12,009         287             (3)         12,293
Collateralized mortgage obligations.................................           12,468          56            (10)         12,514
                                                                             --------       -----            ---         -------
      Total.........................................................         $112,294       2,256            (25)        114,525
                                                                             --------       -----            ---         -------
                                                                             --------       -----            ---         -------

         The amortized cost and estimated fair value of fixed maturities classified as available for sale at December 31, 1997 by the earlier of the pre-escrowed date or contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                                     AMORTIZED      ESTIMATED
                                                                                     ---------      ---------
                                                                                       COST        FAIR VALUE
                                                                                       ----        ----------
Due in one year or less......................................................           $5,240          5,267
Due after one year through five years........................................           60,690         62,010
Due after five years through ten years.......................................           31,905         32,718
Due after ten years..........................................................            1,991          2,016
Collateralized mortgage obligations..........................................           12,468         12,514
                                                                                      --------        -------
                                                                                      $112,294        114,525
                                                                                      --------        -------
                                                                                      --------        -------

         Fixed maturities with a book value of $66,096 were on deposit with various regulatory authorities as of December 31, 1997 as required.

PREFERRED STOCK

         Unrealized investment gains (losses) on preferred stock at December 31, 1996 and 1997 are as follows:


                                                                                    DECEMBER 31,
                                                                                    ------------
                                                                                    1996    1997
                                                                                    ----    ----
Gross unrealized gains.......................................................        $19      93
Gross unrealized losses......................................................         -       -
                                                                                     ---      --
                                                                                     $19      93
                                                                                     ---      --
                                                                                     ---      --

                        PAULA FINANCIAL AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


COMMON STOCK

         Unrealized investment gains (losses) on common stock at December 31, 1996 and 1997 are as follows:

                                                                                  DECEMBER 31,
                                                                                  ------------
                                                                                  1996    1997
                                                                                  ----    ----
Gross unrealized gains.......................................................      $72      -
Gross unrealized losses......................................................      (29)    (1)
                                                                                   ---     ---
                                                                                   $43     (1)
                                                                                   ----    ---
                                                                                   ----    ---

NET INVESTMENT INCOME

         Net investment income is summarized as follows:


                                                       YEARS ENDED DECEMBER 31,
                                                       ------------------------
                                                         1995      1996       1997
                                                         ----      ----       ----
Interest........................................       $4,963     4,839      5,665
Dividends.......................................           51        62        121
                                                       ------     -----      -----
                                                        5,014     4,901      5,786
Less investment expenses........................         (197)     (200)      (204)
                                                       ------     -----      -----
                                                       $4,817     4,701      5,582
                                                       ------     -----      -----
                                                       ------     -----      -----

         An affiliate of a significant holder of the Company's stock also acts as the Company's investment advisor. Fees paid for such investment services totaled $119, $146 and $160 in 1995, 1996 and 1997, respectively.

NET REALIZED INVESTMENT GAINS (LOSSES)

         Net realized investment gains (losses) are as follows:

                                                              YEARS ENDED
                                                              -----------
                                                              DECEMBER 31,
                                                              ------------
                                                        1995      1996      1997
                                                        ----      ----      ----
Fixed maturities:
   Gross realized gains.........................         $81       449        -
   Gross realized losses........................         (44)       (5)      (1)

Common stock:
   Gross realized gains.........................          -         -       173
   Gross realized losses........................          -         -        -
                                                         ---       ---      ---
                                                         $37       444      172
                                                         ----      ---      ---
                                                         ----      ---      ---

                        PAULA FINANCIAL AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


(3)  UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

         Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:


                                                   YEARS ENDED DECEMBER 31,
                                                   ------------------------
                                                 1995         1996        1997
                                                 ----         ----        ----
Balance at beginning of period..........       $60,473       57,049      55,720
   Less reinsurance recoverable on unpaid
      losses and loss adjustment expenses        6,886        6,775       6,427
                                               -------       ------      ------
Net balance at beginning of period......        53,587       50,274      49,293
                                               -------       ------      ------
Incurred related to:
   Current period.......................        33,261       36,554      66,840
   Prior periods........................        (3,898)      (2,654)      1,267
                                               -------       ------      ------
      Total incurred....................        29,363       33,900      68,107
                                               -------       ------      ------
Paid related to:
   Current period.......................        10,870       13,143      20,809
   Prior periods........................        21,806       21,738      25,201
                                               -------       ------      ------
      Total paid........................        32,676       34,881      46,010
                                               -------       ------      ------
Net balance at end of period............        50,274       49,293      71,390
   Plus reinsurance recoverable on unpaid
      losses and loss adjustment expenses        6,775        6,427       6,394
                                               -------       ------      ------
Balance at end of period................       $57,049       55,720      77,784
                                               -------       ------      ------
                                               -------       ------      ------

         The favorable development in 1995 and 1996 in the liability for unpaid losses and loss adjustment expenses for prior years relates principally to reduced claim frequency and stable severity.

                        PAULA FINANCIAL AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(4)  NOTES PAYABLE

         A summary of notes payable at December 31, 1996 and 1997 is as follows:


                                                                                                  DECEMBER 31
                                                                                                  -----------
                                                                                                 1996      1997
                                                                                                 ----      ----
       Notes payable to former stockholders (interest 8.75% at December 31, 1996, due at various dates through January 1999), secured by 283,188 shares of the Company's
          common stock at December 31, 1996...................................................   $3,143     -
       Notes payable to former stockholders (interest at 8.25% at December 31, 1996, due at
          various dates through 1997), unsecured..............................................       51     -
       Note payable (interest at 8.25% at December 31, 1996 and 1997, due 1998),
          unsecured...........................................................................      105     50
       Note payable (interest at 0.0% at December 31, 1996 and 1997, due 1999),
          unsecured...........................................................................      269    168
       Note payable (interest at 0.0% at December 31, 1997, due 1998), secured by common
          stock of borrower.................................................................        -      238
       Notes payable of employee stock ownership plan (interest at 8.25% at December 31,
          1996, due March 1999), secured by 37,014 shares of the Company's common stock at
          December 31, 1996, guaranteed by the Company......................................        221     -
                                                                                                 ------    ---
                                                                                                 $3,789    456
                                                                                                 ------    ---
                                                                                                 ------    ---

         Aggregate annual commitments under notes payable are as follows at December 31, 1997:


1998........................................................................        $389
1999........................................................................          67
                                                                                  ------
                                                                                    $456
                                                                                  ------
                                                                                  ------

         Total interest paid by the Company on all notes during the years ended December 31, 1995, 1996 and 1997 was $419, $1,300 and $1,014, respectively.

(5)  NOTE PAYABLE TO BANK

         At December 31, 1996, the Company had an unsecured line of credit with a commercial bank of $10,500. As of December 31, 1996, the Company had drawn $7,490 on the line of credit. The interest rate on the line of credit was based on various indices. The average interest rate at December 31, 1996 was 7.8%. The line of credit required no principal payments during its term and matured December 31, 1998. The line of credit imposed certain financial covenants.

         On March 31, 1997, the Company entered into a $15,000 unsecured line of credit with another commercial bank. The line of credit requires no principal payments during its term and matures December 31, 1999 and, at the Company's option, converts to a two-year term note. The interest rate on the line of credit is based on various indices. The line of credit imposes certain financial covenants. On March 31, 1997, the Company drew on the line of credit to repay in full and terminate the first line of credit. The line of credit was subsequently paid off in October 1997 and at December 31, 1997, the Company's available line of credit was $15,000.

                        PAULA FINANCIAL AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


(6)  INCOME TAXES

         The Company and its subsidiaries file a consolidated Federal income tax return. Income tax expense (benefit) for the years ended December 31, 1995, 1996 and 1997 is shown as follows:


                        YEARS ENDED DECEMBER 31,                              FEDERAL      STATE        TOTAL
                        ------------------------                              -------      -----      -------
1995:
   Current............................................................        $(1,615)        25       (1,590)
   Deferred...........................................................            799       -             799
                                                                            ---------     ------    ---------
                                                                                $(816)        25         (791)
                                                                            ---------     ------    ---------
                                                                            ---------     ------    ---------

1996:
   Current............................................................         $1,079         30        1,109
   Deferred...........................................................           (282)      -            (282)
                                                                            ---------     ------    ---------
                                                                                 $797         30          827
                                                                            ---------     ------    ---------
                                                                            ----------    ------    ---------

1997:
   Current............................................................           $503         80          583
   Deferred...........................................................          1,193       -           1,193
                                                                            ---------     ------    ---------
                                                                               $1,696         80        1,776
                                                                            ---------     ------    ---------
                                                                            ---------     ------    ---------

         The total tax expense (benefit) is different from the applicable Federal income tax rate of 34% for the reasons reflected in the following reconciliation:


                                                                                       YEARS ENDED
                                                                                       ------------
                                                                                       DECEMBER 31,
                                                                                       ------------
                                                                                 1995      1996      1997
                                                                                 ----      ----      ----
Expected tax expense (benefit)..........................................        $(167)    1,615    2,358
Municipal bond interest.................................................         (688)     (782)    (679)
Dividends-received deduction............................................          (10)       (5)     (36)
Nondeductible expenses..................................................           55        55       80
State income taxes, net of Federal benefit..............................           17        20       53
Other, net..............................................................            2       (76)      -
                                                                                -----     -----    -----
                                                                                $(791)      827    1,776
                                                                                -----     -----    -----
                                                                                -----     -----    -----

                        PAULA FINANCIAL AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

         Temporary differences which give rise to a significant portion of deferred tax assets and liabilities are as follows:


                                                                                          DECEMBER 31
                                                                                          ------------
                                                                                         1996        1997
                                                                                         ----        ----
          Deferred tax assets:
            Loss reserve discounting.............................................     $3,917        4,948
            Policyholder dividends...............................................      1,354            -
            Unearned premiums....................................................        725        1,046
            Other................................................................        778        1,002
                                                                                      ------        -----
                Gross deferred tax assets........................................      6,774        6,996
                                                                                      ------        -----
          Deferred tax liabilities:
            Unbilled premiums....................................................     (1,466)      (2,215)
            Tax on net unrealized gain on securities carried at market value.....       (401)        (790)
            Other................................................................        (78)        (744)
                                                                                      ------       ------
                Gross deferred tax liabilities..................................      (1,945)      (3,749)
                                                                                      ------       ------
                Net deferred tax asset..........................................      $4,829        3,247
                                                                                      ------       ------
                                                                                      ------       ------

         The recoverability of the net deferred tax asset is demonstrated by taxes paid in prior years and available tax planning strategies. Management believes that it is more likely than not that the results of future operations and various tax planning strategies will generate sufficient taxable income in the periods necessary to realize the net deferred tax asset.

         The Company paid $375, $1,400 and $2,300 of Federal income taxes during the years ended December 31, 1995, 1996 and 1997, respectively.

(7)  REINSURANCE

         In the ordinary course of business, the insurance subsidiaries cede insurance for the purpose of obtaining greater risk diversification and minimizing the maximum net loss potential arising from large claims. The insurance subsidiaries, however, are contingently liable in the event that their reinsurers become unable to meet their contractual obligations. A large portion of the reinsurance is effected under reinsurance contracts known as treaties. PAULA Insurance Company (PICO) maintains excess of loss and catastrophic reinsurance arrangements to protect it against losses above its retention on workers' compensation policies. The maximum retention on workers' compensation policies is $200 in 1995 through June 30, 1996 and $250 for the last six months of 1996 and all of 1997 for each loss occurrence.

         The following amounts have been deducted in the accompanying consolidated financial statements as a result of reinsurance ceded:


                                                                     YEARS ENDED DECEMBER 31,
                                                                     ------------------------
                                                                     1995      1996      1997
                                                                     ----      ----      ----
Premiums earned...............................................      $1,836     2,056     3,226
Losses and loss expenses incurred.............................         811       940       573


                        PAULA FINANCIAL AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


         Substantially all reinsurance balances are with General Reinsurance Corporation.

(8)  STOCKHOLDERS' EQUITY

         In August 1994, the Company completed a private placement of 941,177 shares of Series A - convertible preferred stock. Gross proceeds of $16,000 were received from three institutional investor groups which obtained the stock for their own portfolios or investment funds. In addition to a cash commission paid in connection with the private placement, the Company issued warrants to purchase 164,706 shares of common stock at the fair market value at the date of issuance of $8.50 per share to the placement agents.

         The preferred stock had dividend and voting rights consistent with common stockholders on an if-converted basis, and had a liquidation preference of $17.00 per share plus all accrued and unpaid dividends. The preferred stock was convertible into common shares on a one-for-two basis at the holder's option or automatically upon consummation of a qualified initial public offering with aggregate proceeds in excess of $20,000 and a per share price greater than $12.75 (a "Qualified Initial Public Offering"). The preferred stock was redeemable at the holder's option beginning December 31, 1998 at the greater of fair value as determined by an independent party or 1.15 times the Company's book value per share assuming conversion of the preferred stock. Such redemption right terminated upon the effectiveness of a registration statement for a Qualified Initial Public Offering. The preferred stock restricted both dividend payments and the repurchase of stock from the Company's employees and directors so long as the preferred stock remained outstanding. The preferred stock purchase agreement imposed certain additional covenants. The carrying value of the preferred stock was accreted based on the redemption formula outlined in the preferred stock agreement.

         Concurrent with the initial public offering, the preferred shares were converted into 1,882,354 shares of common stock. Additionally, the warrants to purchase 164,706 shares of common stock were exercised. Cash totaling $933 was received for the exercise of 109,804 warrants while the remaining warrants were exercised in a cashless transaction in which 29,677 shares of common stock were issued.

         Prior to the initial public offering, the Company was obligated under the terms of its ESOP to repurchase shares allocated to ESOP participants when the participants qualified for a distribution (i.e., retirement or break in service) in the event the participants choose to sell such shares and the ESOP was unable to repurchase the shares directly (see note 9). This obligation was eliminated upon completion of the initial public offering as the stock is now publicly traded.

         Prior to the initial public offering, the purchase price of the Company's shares was determined annually by an independent appraisal firm, as required, and was approved by the ESOP committee. This appraisal was used for determining the market value of the shares with respect to the ESOP.

         In January 1995, the Company agreed to repurchase 518,618 shares of common stock and options to acquire 40,000 shares, for a purchase price of $11.25 per share and $2.75 per option, from the retiring Chairman of the Board. The per share price was based on a third-party offer. The amount of the repurchase totaled $6,284, of which $1,486 was paid in each of January 1995 and 1996 and the remaining balance was paid in 1997.

                        PAULA FINANCIAL AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

         On September 23, 1997, the Company declared a two-for-one stock split effected in the form of a dividend to stockholders of record on September 23, 1997. All data with respect to equity classification, earnings per share and share information, including price per share, where applicable, in the consolidated financial statements and notes thereto have been retroactively adjusted to reflect the split.

         On October 24, 1997, the Company completed its initial public offering by selling 2,400,314 shares of its common stock to the underwriters of the Company's initial public offering at $18.50 per share for net proceeds of $40,345 after deducting underwriting discounts and expenses of the offering.

         PAULA Financial is dependent on the transfer of funds from its subsidiaries. Dividends and advances from PICO and PACO are restricted by law and minimum capitalization requirements and, above certain thresholds, are subject to approval by insurance regulatory authorities. Net assets of the insurance subsidiaries in the amount of $39,800 and $55,497 at December 31, 1996 and 1997, respectively, are restricted as to their availability for advances or dividends to PAULA Financial due to insurance regulatory requirements.

(9)  EMPLOYEE BENEFIT PLANS

         The Company maintains a defined contribution employee stock ownership plan (ESOP) covering all full-time employees, excluding hourly employees. The ESOP has assets principally comprised of 1,094,126 shares of the Company's common stock at December 31, 1996 and 1997. The Company can make annual contributions to the ESOP in cash or shares of the Company's common stock in amounts determined by the Company's Board of Directors, except that such contributions must be in cash to the extent the ESOP requires liquid funds to meet its obligations. The Company expensed cash contributions of $150, $150 and $125 in the years ended December 31, 1995, 1996 and 1997, respectively.

         Prior to the initial public offering, the Company was obligated under the terms of its ESOP to repurchase shares distributed to ESOP participants when the participants qualified for a distribution (i.e., retirement or break in service) in the event the participants chose to sell such shares and the ESOP was unable to repurchase the shares directly. Such shares had to be paid for within five years. (see note 8)

         The Company maintains a 401(k) plan covering substantially all employees. Employees may contribute up to 17% of their compensation. The Company makes a matching contribution of 50% of the employee contribution, limited to 6% of compensation. Total employer costs under the plan were $208, $208 and $224 for the years ended December 31, 1995, 1996 and 1997, respectively.

         Employees of the Company receive an annual year-end bonus based upon the profitability of the Company. Amounts expensed under bonus programs were $427, $1,053 and $1,068 for the years ended December 31, 1995, 1996 and 1997, respectively.

         In 1994, the Company adopted a stock incentive plan, reserving 550,000 shares of common stock, which provides for granting of stock options and restricted stock bonuses to officers and directors and key employees of the Company. Options and restricted stock are granted at the discretion of the Executive Compensation Committee of the Board of Directors. Prior to the initial public offering, options were granted at fair value as determined by the Executive Compensation Committee of the Board of Directors.

                        PAULA FINANCIAL AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

         Stock options vest either immediately or over periods not to exceed five years and carry an exercise price equal to or in excess of the fair market value of the common stock on the date of grant. The stock options are exercisable for a ten-year term.

         Changes in the status of options granted under the plan are summarized as follows:

                                                                                 1995
                                                                                 ----               WEIGHTED
                                                                             EXERCISE               AVERAGE
                                                            SHARES            PRICE            EXERCISE PRICE
                                                            -------       -------------        --------------
Beginning of year....................................       167,300        $8.50 - 9.03                  8.53
      Granted........................................        31,000                9.03                  9.03
      Canceled.......................................        (2,350)               9.03                  9.03
      Exercised or redeemed..........................       (80,000)               8.50                  8.50
                                                            -------        ------------               -------
End of year..........................................       115,950        $8.50 - 9.03                  8.67
                                                            -------        ------------               -------
                                                            -------        ------------               -------
Exercisable..........................................        95,000        $8.50 - 9.03                  8.67
                                                            -------        ------------               -------
                                                            -------        ------------               -------
                                                                                1996
                                                                                ----                WEIGHTED
                                                                            EXERCISE                AVERAGE
                                                            SHARES            PRICE            EXERCISE PRICE
                                                            -------       -------------        --------------
Beginning of year....................................       115,950        $8.50 - 9.03                  8.67
      Granted........................................       289,300        7.88 - 12.50                  8.83
      Canceled.......................................          (600)               9.03                  9.03
      Exercised or redeemed..........................           -                   -                     -
                                                            -------       -------------             ---------
End of year..........................................       404,650       $7.88 - 12.50                  8.78
                                                            -------       -------------             ---------
                                                            -------       -------------             ---------
Exercisable..........................................       280,700       $7.88 - 12.50                  8.78
                                                            -------       -------------             ---------
                                                            -------       -------------             ---------
                                                                                1997
                                                                                ----                WEIGHTED
                                                                             EXERCISE               AVERAGE
                                                            SHARES            PRICE            EXERCISE PRICE
                                                            -------       -------------        --------------
Beginning of year....................................       404,650       $7.88 - 12.50                  8.78
      Granted........................................          -                -                       -
      Canceled.......................................        (1,800)        9.03 - 9.50                  9.45
      Exercised or redeemed..........................          -                -                       -
                                                            -------       -------------             ---------
End of year..........................................       402,850       $7.88 - 12.50                  8.78
                                                            -------       -------------             ---------
                                                            -------       -------------             ---------
Exercisable..........................................       328,700       $7.88 - 12.50                  8.58
                                                            -------       -------------             ---------
                                                            -------       -------------             ---------

         Pursuant to the plan, the Company granted 28,700 shares at $9.03 per share and 22,500 shares at $7.88 per share of restricted common stock in 1995 and 1996, respectively. The per share price for these awards was based on an annual independent appraisal. The restrictions lapse pursuant to various vesting schedules. Holders of restricted stock are entitled to vote such shares and receive dividends, which are not subject to restrictions. As of December 31, 1997, the restrictions on an aggregate of 8,175 shares of restricted stock have lapsed; 9,500,

                        PAULA FINANCIAL AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

1,400 and 1,150 shares in 1995, 1996, and 1997, respectively, were forfeited based upon voluntary termination. No restricted stock was granted in the year ended December 31, 1997.

         At December 31, 1997, 28,000 shares of common stock were available for issuance under the plan.

         In addition, in 1996, the Company issued options to purchase an aggregate of 316,000 shares of common stock to officers and directors of the Company outside the Plan. The options carry an exercise price of $9.50 per share. Also, outstanding is an option to purchase an aggregate of 60,000 shares of common stock to an officer of the Company outside of the plan granted at $8.50 per share in 1994. The options were granted at fair value as determined by the Executive Compensation Committee of the Board of Directors. Such options have the same terms as options granted under the plan and are immediately exercisable.

         In 1997, the Company adopted its 1997 Stock Incentive Plan, reserving 200,000 shares of common stock, none of which have been granted as of December 31, 1997.

         The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (Opinion 25), and related interpretations in accounting for its employee stock options and adopt the disclosure requirements of Statement of Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (Statement 123). Had compensation cost for the Company's stock-based compensation plan been reflected in the accompanying consolidated financial statements based on the fair value at the grant dates for option awards consistent with the method of Statement 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                              YEARS ENDED DECEMBER 31,
                              ------------------------
                            1995        1996        1997
                            ----        ----        ----
Net income:
   As reported              $300       3,923       5,159
   Pro forma                 257       3,326       4,730

Earnings per share:
   As reported             $0.16        2.07        1.88
   Pro forma                0.14        1.75        1.73

Earnings per share-
   assuming
   dilution:
   As reported             $0.08        1.00        1.11
   Pro forma                0.07        0.85        1.01



         The fair value for these options was estimated at the date of grant using the minimum value method. The risk free interest rate used for options granted during 1995 and 1996 was 6.4%. An average option exercise period of seven years was used. Pro forma net income reflects only options granted in 1995 and 1996. During the initial phase-in period of Statement 123, the full impact of calculating compensation cost for stock options is not reflected

                        PAULA FINANCIAL AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting periods and compensation cost for options granted prior to January 1, 1995 is not considered.

(10)  STATUTORY ACCOUNTING PRACTICES

         The insurance subsidiaries are required to file statutory financial statements with state insurance regulatory authorities. Accounting practices used to prepare these statutory financial statements differ from generally accepted accounting principles (GAAP). Such differences include the following:
(1) reserves for losses and loss adjustment expenses must meet certain minimum requirements, (2) reserves for policyholder dividends are recorded as a restriction on surplus until declared, (3) Federal income taxes are recorded when payable, (4) fixed maturities are carried at admitted values, (5) certain assets are non-admitted and (6) acquisition expenses are expensed when incurred. Amounts reported to regulatory authorities as compared to amounts included in the accompanying consolidated financial statements on a GAAP basis for the years ended December 31, 1995, 1996 and 1997 follow:


                                                    AS INCLUDED
                                                      IN THE
                                                   ACCOMPANYING
                                                   CONSOLIDATED         AS REPORTED
                                                     FINANCIAL         TO REGULATORY
                                                    STATEMENTS          AUTHORITIES
Years ended December 31
1995:
   Net earnings.................................         $2,052               3,122
                                                        -------             -------
                                                        -------             -------

   Stockholders' equity.........................        $41,003              30,271
                                                        -------             -------
                                                        -------             -------

1996:
   Net earnings.................................         $5,770               5,080
                                                        -------             -------
                                                        -------             -------

   Stockholders' equity.........................        $45,202              35,144
                                                        -------             -------
                                                        -------             -------

1997:
   Net earnings.................................         $6,017               6,439
                                                        -------             -------
                                                        -------             -------

   Stockholders' equity.........................        $61,974              50,230
                                                        -------             -------
                                                        -------             -------


         Statutory accounting practices for the insurance subsidiaries are prescribed or permitted by the Department of Insurance of the State of California. Prescribed accounting practices include a variety of publications of the National Association of Insurance Commissioners (NAIC) as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices that are not prescribed; such practices differ from state to state, may differ from company to company within a state and may change in the future. Furthermore, the National Association of Insurance Commissioners has a project to codify

                        PAULA FINANCIAL AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

statutory accounting practices, the result of which is expected to constitute the only source of "prescribed" statutory accounting practices. Accordingly, that project will likely change the definition of what comprises prescribed versus permitted statutory accounting practices and may result in changes to the accounting policies that insurance enterprises use to prepare their statutory financial statements.

         Insurance regulatory authorities impose various restrictions on the payment of dividends and advances by insurance companies. As of December 31, 1997, the maximum dividend and advance payments that may be made during 1998 by the insurance subsidiaries to PAULA Financial without prior approval of the regulatory authorities are limited to the greater of net income for the preceding year or 10% of policyholder surplus as of the preceding December 31 and approximate $6.4 million.

(11)  COMMITMENTS AND CONTINGENCIES

         The Company leases buildings for its home office and certain other premises under long-term operating leases that expire in various years to 2002. Certain of these leases contain renewal provisions. Certain of these leases are with related parties. Rent expense was $1,483, $1,657 and $1,613 for the years ended December 31, 1995, 1996 and 1997, respectively. Included in rent expense is rent paid to related parties of the Company totaling $230 and $149 and $52 for the years ended December 31, 1995, 1996 and 1997, respectively.

         Approximate aggregate minimum rental commitments under operating leases at December 31, 1997 are as follows:

           1998..................................................  $1,478
           1999..................................................     730
           2000..................................................     219
           2001..................................................     167
           2002 and thereafter...................................      62
                                                                   ------
                                                                   $2,656
                                                                   ------
                                                                   ------


         In the ordinary course of business, the Company's subsidiaries are defendants in various lawsuits. Management believes that the ultimate disposition of the litigation will not result in a material impact to the financial position or operating results of the Company.

         The NAIC has adopted a risk-based capital formula for both property and casualty and life insurance companies. These formulas calculate a minimum level of capital and surplus which should be maintained by each insurer. At December 31, 1997, both PICO and PACO's adjusted capital and surplus exceeded their respective risk-based capital requirements.

(12)  ACQUISITIONS

         In November 1995, the Company acquired the assets of Desert Benefits, Inc., an insurance agency specializing in agribusiness and rural market medical benefit programs, for total consideration of $700. The purchase price was comprised of a $140 cash payment and the issuance of common stock for the remaining balance (71,066 shares). The acquisition has been accounted for using the purchase method of accounting and the operations

                        PAULA FINANCIAL AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


have been included in the accompanying consolidated financial statements from the date of acquisition. The purchase price has principally been allocated to the excess of cost over net assets acquired.

         In August 1996, the Company acquired the assets of Guinn Sinclair Insurance Services, an insurance agency specializing in farm labor contractor insurance needs, for total consideration of $221. The purchase price was comprised of a $44 cash payment and the issuance of common stock for the remaining balance (11,764 shares). The acquisition has been accounted for as an asset purchase and the operations have been included in the accompanying consolidated financial statements from the date of acquisition. The purchase price has principally been allocated to the excess of cost over net assets acquired.

(13)  SUBSEQUENT EVENT

         On March 2, 1998, the Board of Directors declared a cash dividend of $0.04 per share to stockholders of record on March 17, 1998, to be paid by the Company on March 31, 1998.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.
                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information called for by this item is incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, with the Securities Exchange Commission not later than 120 days after the end of the Company's fiscal year covered by this Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

         The information called for by this item is incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, with the Securities Exchange Commission not later than 120 days after the end of the Company's fiscal year covered by this Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information called for by this item is incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, with the Securities Exchange Commission not later than 120 days after the end of the Company's fiscal year covered by this Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information called for by this item is incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, with the Securities Exchange Commission not later than 120 days after the end of the Company's fiscal year covered by this Report on Form 10-K.


                                    III-1

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES  AND REPORTS ON FORM 8-K.

         Financial Statements, Financial Statement Schedules and Exhibits:

         1. Financial Statements: See the Consolidated Financial Statements included herein under Part I, Item 8.
         2. Financial Statement Schedules: The following Consolidated Financial Statement schedules are attached hereto at the end of this Report on Form 10-K:

 SCHEDULE NO.               DESCRIPTION
 ------------               -----------
      I         Summary of Investments
      II        Condensed Financial Information of Registrant
     III        Supplementary Insurance Information
      IV        Reinsurance
      V         Valuation and Qualifying Accounts and Reserves
      VI        Supplemental Property and Casualty Insurance Information

         3.       Exhibits:

  EXHIBIT NO.               DESCRIPTION
  -----------               -----------
       2.1        Asset Purchase Agreement dated December 8, 1994 by and between
                  Registrant, Oregon Ag Insurance Services, Inc., Agri-Comp.
                  Inc., Oregon-Comp. Inc. and Oregon Risk Management, Inc.*

       2.2 Asset Purchase Agreement dated November 10, 1995 by and between Pan American Underwriters, Inc. (PAU), Desert
                  Benefits, Inc., Employee Benefits & Insurance Services,
                  Fredric J. Klicka and Fredric J. Klicka II.*

       2.3        Agreement dated July 25, 1996 by and among Registrant, PAULA
                  Insurance Company (PICO), James G. Parker Insurance Associates
                  (Parker) and certain individual stockholders of Parker.*

       2.4        Asset Purchase Agreement dated August 23, 1996 by and among
                  PAU, Guinn Sinclair Insurance Services, Margaret Funnell and
                  Yolanda Ibarrez.*

       2.5        Series A Preferred Stock Purchase Agreement dated
                  March 11, 1997 by and between PICO and CAPAX Management &
                  Insurance Services (CAPAX).*

       3.1        Certificate of Incorporation of Registrant.**

       3.2        Reserved.

       3.3        Bylaws of Registrant.*

       4.1        Reserved.

       4.2        Specimen certificate of Common Stock.**




      10.1        Lease for Registrant's Pasadena, California office, between
                  Pasadena Gateway Plaza, as Lessor, and PAU, as Lessee, dated
                  January 1, 1989 and last amended May 12, 1995 and the
                  Assignment and Assumption of Lease and Consent between LACERA
                  Gateway Property, Inc., PAU and PICO.*

      10.2        Lease for Registrant's Lake Oswego, Oregon office, dated
                  September 23, 1996 and amended May 13, 1997 between WCB
                  Thirty-Two Limited Partnership, as Lessor, and PICO, as
                  Lessee.*

      10.3        Lease for Registrant's Fresno, California office dated
                  October 18, 1994 and amended January 10, 1997 between
                  Altaffer Survivor Trust, as Lessor, and PAU, as Lessee.*

      10.4 Agreement of Reinsurance, No. 7448, dated February 16, 1990 and last amended July 1, 1996 between General Reinsurance
                  Corporation and PICO.*

      10.5        Workers' Compensation and Employers' Liability Excess of Loss
                  Reinsurance Agreement, No. 380, dated July 1, 1995 and last amended July 1, 1996 between PICO and certain reinsurers named therein.*

      10.6        PAULA Financial and Subsidiaries 1994 Stock Incentive Plan.*

      10.7        PAULA Financial and Subsidiaries 1997 Stock Incentive Plan.*

      10.8 Form of Stock Option Agreement (Immediate Vesting - Non-Plan) issued in connection with the grant of stock options under the 1994 Plan.*

      10.9 Form of Stock Option Agreement (Executive - Non-Plan) issued in connection with the grant of stock options other than under the 1994 Plan.*

      10.10 Form of Stock Option Agreement (Immediate Vesting) issued under the 1994 Plan.*

      10.11       Form of Stock Option Agreement (Executive) issued under the
                  1994 Plan.*

      10.12 Form of Stock Option Agreement (Stepped Vesting) issued under the 1994 Plan.*

      10.13 Form of Indemnification Agreement between Registrant and each of its directors.*

      10.14       Convertible Revolving Loan Note dated March 31, 1997 made by
                  Registrant in favor of Sanwa Bank California.*

      10.15       Credit Agreement dated March 31, 1997 between Registrant and
                  Sanwa Bank California.*

      10.16       Form of Credit Guaranty dated March 31, 1997 made by each of
                  PAU, Pan American Underwriters Insurance Agents & Brokers,
                  Inc. (PAUIAB), Agri-Comp Insurance Agency, Inc. and Pan
                  Pacific Benefit Administrators, Inc. (PPBA).*

      10.17       Series A Preferred Stock Purchase Agreement dated August 3,
                  1994 between Registrant and certain purchasers of Series A
                  Preferred Stock.*

      10.18       Reserved.

      10.19       Reserved.

      10.20       Reserved.

      10.21 Asset Management Agreement dated February 1, 1995 between PICO and Conning.*

      10.22       Agency and Affiliates Cost Allocation and Reimbursement
                  Agreement dated March 1, 1992 and last amended December 1,
                  1996 between PAU and PAUIAB, as Agency, and PICO, PACO and
                  PPBA, as Affiliates.*

      10.23       PAULA Insurance Company Insurance Carrier and Affiliates Cost
                  Allocation and Reimbursement Agreement dated March 1, 1992 and last amended December 9, 1994 between PICO, as Carrier, and PACO, PAU, PAUIAB and PPBA, as Affiliates.*

      10.24       PAULA Financial Parent and Affiliates Cost Allocation and
                  Reimbursement Agreement dated January 1, 1993 and last amended
                  December 9, 1994 between Registrant, as Parent, and PICO,
                  PACO, PAU, PAUIAB and PPBA, as Affiliates.*

      10.25       Managing Agreement dated January 1, 1993 and last amended
                  April 28, 1995 between PACO and PPBA, as Manager.*

      10.26 Federal Income Tax Allocation Agreement dated April 10, 1997 between Registrant and its subsidiaries.*




      10.27       Agency Agreement dated March 1, 1992 and last amended April 1,
                  1997 between PAU and PICO.*

      10.28       Agency Agreement dated March 1, 1992 and last amended April 1,
                  1997 between PAUIAB and PICO.*

      10.29       Agency Agreement dated December 8, 1994 and last amended April
                  1, 1997 among Agri-Comp Insurance Agency, Inc. and PICO.*

      10.30       Purchase Option dated March 11, 1997 between Registrant and
                  CAPAX.*

      10.31       Plan of Reorganization and Agreement of Merger dated September
                  22, 1997 between PAULA Financial (Delaware) and PAULA
                  Financial (California).**

       11         Statement re computation of per share earnings.

       21         List of subsidiaries of PAULA Financial.*

       23         Consent of KPMG Peat Marwick LLP.

       27.1       Financial Data Schedule - Year ended December 31, 1997

       27.2 Financial Data Schedule - Year ended December 31, 1996 and six months ended June 30, 1997 - Restated.

       27.3       Financial Data Schedule - Three and nine months ended
                  September 30, 1997 - Restated



----------
* Incorporated by reference from the exhibit of the same number filed as an exhibit to the Company's Registration Statement on Form S-1 (Reg. No. 333-33159) filed on August 8, 1997 under the 1933 Act (the "Registration Statement").

** Incorporated by reference from the exhibit of the same number filed as an exhibit to Amendment No. 1 to the Registration Statement.

(b) REPORTS ON FORM 8-K.

The Company filed no reports on Form 8-K during the fourth quarter of 1997.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PAULA FINANCIAL

                                   By:         /s/ Bradley K. Serwin
                                               ---------------------
                                               SENIOR VICE PRESIDENT
                                                 MARCH 30, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         SIGNATURE                              TITLE                               DATE
         ---------                              -----                               ----
   /s/ Jeffrey A. Snider       Chairman of the Board, President and            March 30, 1998
   ---------------------       Chief Executive Officer
     Jeffrey A. Snider         (Principal Executive Officer)


   /s/ James A. Nicholson      Senior Vice President and Chief Financial       March 30, 1998
   ----------------------      Officer (Principal Financial and Principal
      James A. Nicholson       Accounting Officer)

   /s/ John B. Clinton         Director                                        March 30, 1998
   -------------------
     John B. Clinton


   /s/ Jerry M. Miller         Director                                        March 30, 1998
  ---------------------
     Jerry M. Miller


  /s/ Robert Puccinelli        Director                                        March 30, 1998
  ---------------------
    Robert Puccinelli


  /s/ Bradley K. Serwin        Director                                        March 30, 1998
  ---------------------
    Bradley K. Serwin


  /s/ Andrew M. Slavitt        Director                                        March 30, 1998
  ---------------------
    Andrew M. Slavitt


   /s/ Gerard Vecchio          Director                                        March 30, 1998
   ------------------
     Gerard Vecchio


   /s/Ronald W. Waisner        Director                                        March 30, 1998
   --------------------
    Ronald W. Waisner


                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
PAULA Financial:

             Under date of March 3, 1998, we reported on the consolidated balance sheets of PAULA Financial and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997 which are included in the Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules in the Annual Report on Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

          In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                                     /s/  KPMG Peat Marwick LLP

Los Angeles, California
March 3, 1998

                                                                      SCHEDULE I

                        PAULA FINANCIAL AND SUBSIDIARIES

                             SUMMARY OF INVESTMENTS
                                 (IN THOUSANDS)

                                                                                              AS OF DECEMBER 31, 1997
                                                                                              -----------------------
COLUMN A                                                                              COLUMN B    COLUMN C           COLUMN D
                                                                                                             AMOUNT AT WHICH SHOWN
TYPE OF INVESTMENTS                                                                     COST       VALUE       IN THE BALANCE SHEET
-------------------                                                                     ----       -----     ----------------------
Fixed maturities:
  Bonds:
      U.S. Treasury securities and obligations of U.S. Government corporations
        and agencies.........................................................          $10,000     $10,163                $10,163
      States, municipalities and political subdivisions......................           77,817      79,555                 79,555
      Corporate securities...................................................           12,009      12,293                 12,293
      Collateralized mortgage obligations....................................           12,468      12,514                 12,514
                                                                                      --------    --------               --------
           Total fixed maturities............................................          112,294     114,525                114,525


  Equity securities:
      Common stock...........................................................            5,546       5,545                  5,545
      Nonredeemable preferred stock..........................................            3,019       3,112                  3,112
                                                                                      --------    --------               --------
           Total equity securities...........................................            8,565       8,657                  8,657

   Short-term investments....................................................           14,682      14,682                 14,682
                                                                                      --------    --------               --------
           Total investments.................................................         $135,541    $137,864               $137,864
                                                                                      --------    --------               --------
                                                                                      --------    --------               --------

                                                                  SCHEDULE II.1

                        PAULA FINANCIAL AND SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 PAULA FINANCIAL

                                 BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                  DECEMBER 31,
                                                                                                  ------------
                                                                                               1996          1997
                                                                                               ----          ----
                                         ASSETS
Common stock, at market (cost $5,138 at December 31, 1997)..............................       $ -           $ 5,138
Cash and invested cash..................................................................           539        13,647
Property and equipment, net.............................................................            94            43
Investment in subsidiaries..............................................................        48,209        65,137
Deferred income taxes...................................................................           241            11
Other assets............................................................................           182         1,885
                                                                                               -------       -------
                                                                                               $49,265       $85,861
                                                                                               -------       -------
                                                                                               -------       -------


                           LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Notes payable...........................................................................       $10,854       $   406
Accounts payable and other liabilities..................................................           986           635
Obligation on stock held by ESOP........................................................        11,449          -
                                                                                               -------       -------
                                                                                                23,289         1,041
Series A Preferred stock, convertible, redeemable after December 31, 1998, $0.01 par value; Authorized 5,000,000 shares: issued and outstanding 941,177 shares at December
   31, 1996.............................................................................        21,402          -
Stockholders' equity:
Common stock, $0.01 par value; Authorized 15,000,000 shares:
    issued, 2,167,456 shares in 1996 and 6,321,177 shares in 1997.......................            22            63
Additional paid-in capital..............................................................         1,748        67,176
Retained earnings.......................................................................        16,668        16,048
Net unrealized gain on investments......................................................           778         1,533
Treasury stock..........................................................................        (2,972)         -
Obligation on stock held by ESOP........................................................       (11,449)         -
Guarantee of notes payable of ESOP......................................................          (221)         -
                                                                                               -------       -------
      Net stockholders' equity..........................................................         4,574        84,820
                                                                                               -------       -------
                                                                                               $49,265       $85,861
                                                                                               -------       -------
                                                                                               -------       -------

                  See notes to condensed financial information

                                                                  SCHEDULE II.2

                        PAULA FINANCIAL AND SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 PAULA FINANCIAL

                              STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                                YEARS ENDED DECEMBER 31,
                                                                            1995           1996           1997
                                                                            ----           ----           ----
Income:
   Net investment income..........................................             $120            $31           $169
   Service fees...................................................            1,057            871            977
   Other..........................................................              202            112            293
                                                                          ---------      ---------      ---------
                                                                              1,379          1,014          1,439
Expenses:
   Interest expense...............................................              742            635            747
   Service fees...................................................              135            865             96
   Operating......................................................            1,325          1,649          1,535
                                                                          ---------      ---------      ---------
                                                                              2,202          3,149          2,378
Loss from operations before income tax benefit and equity in net
   income of subsidiaries.........................................             (823)        (2,135)          (939)
   Income tax benefit.............................................             (182)          (727)          (309)
                                                                          ---------      ---------      ---------
Loss from operations before equity in net income of subsidiaries..             (641)        (1,408)          (630)
Equity in net income of subsidiaries..............................              941          5,331          5,789
                                                                          ---------      ---------      ---------
        Net income................................................             $300         $3,923         $5,159
                                                                          ---------      ---------      ---------
                                                                          ---------      ---------      ---------
Earnings per share................................................            $0.16          $2.07          $1.88
Weighted average shares outstanding...............................        1,850,956      1,896,464      2,737,065


Earnings per share - assuming dilution............................            $0.08          $1.00          $1.11
Weighted average shares outstanding - assuming dilution...........        3,763,059      3,910,715      4,664,511

                  See notes to condensed financial information


                                                                  SCHEDULE II.3

                        PAULA FINANCIAL AND SUBSIDIARIES
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 PAULA FINANCIAL

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                   YEARS ENDED DECEMBER 31,
                                                                                   ------------------------
                                                                                1995           1996         1997
                                                                                ----           ----         ----
Cash flows from operating activities:
Net income...........................................................             $300        $3,923       $5,159
Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
   Depreciation and amortization.....................................               83            45           31
   Income from subsidiaries..........................................             (941)       (5,331)      (5,789)
   Dividends received from subsidiaries..............................              935           820          -
   Loss on sale of fixed assets......................................               33             5            6
   (Increase) decrease in other assets...............................              759          (539)      (1,703)
   Increase (decrease) in accounts payable and other liabilities.....              151           536         (351)
   Other.............................................................              (80)         (195)        (111)
                                                                                ------        ------      -------
      Net cash provided by (used in) operating activities............            1,240          (736)      (2,758)
                                                                                ------        ------      -------
Cash flows from investing activities:
   Purchase of common stock..........................................              -             -         (5,138)
   Proceeds from sale of property and equipment......................               80            88           13
   Purchase of property and equipment................................              (89)          (74)         -
   Capital contribution to subsidiary................................              -             -        (10,000)
                                                                                ------        ------      -------
      Net cash provided by (used in) investing activities............               (9)           14      (15,125)
                                                                                ------        ------      -------
Cash flows from financing activities:
   Borrowings (repayments) under line of credit agreement, net.......            2,822         2,268       (7,490)
   Payments on notes payable.........................................           (2,923)       (1,627)      (2,975)
   Issuance of notes payable.........................................              214           269          238
   Sale of common stock..............................................                4           343       41,278
   Retirement of common stock........................................           (1,994)          -            (60)
                                                                                ------        ------      -------
      Net cash provided (used in) financing activities...............           (1,877)        1,253       30,991
                                                                                ------        ------      -------
Net increase (decrease) in cash and invested cash....................             (646)          531       13,108
Cash and invested cash at beginning of period........................              654             8          539
                                                                                ------        ------      -------
Cash and invested cash at end of period..............................               $8          $539      $13,647
                                                                                ------        ------      -------
                                                                                ------        ------      -------
Supplemental disclosure of cash flow information:
   Cash paid during the period for income taxes......................               $1            $1           $1
                                                                                ------        ------      -------
                                                                                ------        ------      -------
   Cash paid during the period for interest..........................             $363          $557       $1,007
                                                                                ------        ------      -------
                                                                                ------        ------      -------


                  See notes to condensed financial information

                                                                   SCHEDULE II.4

                        PAULA FINANCIAL AND SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 PAULA FINANCIAL

                    NOTES TO CONDENSED FINANCIAL INFORMATION
                           DECEMBER 31, 1996 AND 1997
                                 (IN THOUSANDS)

1. BASIS OF PRESENTATION

         In accordance with the requirements of Regulation S-X of the Securities and Exchange Commission, the financial statements of the registrant are condensed and omit many disclosures presented in the consolidated financial statements and the notes thereto.

2. NOTES PAYABLE

         The following is a summary of the notes payable balances at period end:

                                                                                   DECEMBER 31,
                                                                                   ------------
                                                                                 1996         1997
                                                                                 ----         ----
          Note payable to bank...........................................        $7,490       $ -
          Notes payable to former shareholders...........................         3,143         -
          Notes payable                                                            -            406
          Notes of employee stock ownership plan.........................           221         -

                                                                                -------        -----
          Balance at end of period.......................................       $10,854         $406
                                                                                -------        -----
                                                                                -------        -----




          Maturities of notes payable for the next five years are as follows:

          FISCAL YEAR                                                             DECEMBER 31, 1997
          -----------                                                             -----------------
          1998.................................................................                $339
          1999.................................................................                  67
                                                                                               ----

          Total................................................................                $406
                                                                                               ----
                                                                                               ----

3. DIVIDENDS FROM SUBSIDIARIES

         During 1995 and 1996, a cash dividend of $935 and $820, respectively, was paid to PAULA Financial by its consolidated subsidiaries. During 1997, no cash dividends were paid to PAULA Financial by its consolidated subsidiaries.

4. CONTINGENCIES

         The Company is subject to various litigation which arises in the ordinary course of business. Based upon discussions with counsel, management is of the opinion that such litigation will not have a material adverse effect on the consolidated financial position of the Company or its consolidated results of operations.

                                                                   SCHEDULE III

                        PAULA FINANCIAL AND SUBSIDIARIES

                       SUPPLEMENTAL INSURANCE INFORMATION
                                 (IN THOUSANDS)


  COLUMN              COLUMN      COLUMN    COLUMN   COLUMN    COLUMN    COLUMN      COLUMN       COLUMN       COLUMN     COLUMN
    A                   B           C         D        E         F         G           H            I            J          K
    -                   -           -         -        -         -         -           -            -            -          -
                                 FUTURE
                                 POLICY              OTHER                                     AMORTIZATION
                                BENEFITS,            POLICY                         BENEFITS,      OF
                     DEFERRED    LOSSES,             CLAIMS                          CLAIMS,    DEFERRED
                      POLICY     CLAIMS               AND                 NET      LOSSES AND    POLICY        OTHER
                   ACQUISITION  AND LOSS  UNEARNED  BENEFITS  PREMIUM  INVESTMENT  SETTLEMENT  ACQUISITION   OPERATING  PREMIUMS
                      COSTS     EXPENSES   PREMIUM   PAYABLE  REVENUE    INCOME     EXPENSES      COSTS       EXPENSES   WRITTEN
                      -----     --------   -------   -------  -------    ------     --------      -----       --------   -------
1995
Workers
 Compensation....      $645      $56,757    $4,609     -      $44,224    $4,220     $29,164        $922      $13,847    $44,619
Group A&H........       -            210       -       -           27       167          98         -             45         27
Group life.......       -             82       -       -          280       161         101         -            475        280
                     ------      -------   -------   -----    -------    ------     -------      ------      -------   --------
   Total.........      $645      $57,049    $4,609     -      $44,531    $4,548     $29,363        $922      $14,367    $44,926
                     ------      -------   -------   -----    -------    ------     -------      ------      -------   --------
                     ------      -------   -------   -----    -------    ------     -------      ------      -------   --------

1996
Workers
 Compensation....    $1,330      $55,187   $10,655     -      $54,563    $4,288     $33,293      $2,421      $17,256    $60,609
Group A&H........       -            400       -       -          551       152         407         -            338        551
Group Life.......       -            133       -       -          390       145         200         -            234        390
                     ------      -------   -------   -----    -------    ------     -------      ------      -------   --------
   Total.........    $1,330      $55,720   $10,655     -      $55,504    $4,585     $33,900      $2,421      $17,828    $61,550
                     ------      -------   -------   -----    -------    ------     -------      ------      -------   --------
                     ------      -------   -------   -----    -------    ------     -------      ------      -------   --------

1997
Workers
 Compensation....    $2,191      $77,441   $15,390     -      $91,957    $5,066     $67,915      $9,074      $24,544    $99,919
Group A&H........       -            242       -       -          563       155          98         -            278        563
Group Life.......       -            101       -       -          315       139          94         -            131        315
                     ------      -------   -------   -----    -------    ------     -------      ------      -------   --------
   Total.........    $2,191      $77,784   $15,390     -      $92,835    $5,360     $68,107      $9,074      $24,953   $100,797
                     ------      -------   -------   -----    -------    ------     -------      ------      -------   --------
                     ------      -------   -------   -----    -------    ------     -------      ------      -------   --------


                                                                    SCHEDULE IV

                        PAULA FINANCIAL AND SUBSIDIARIES

                                   REINSURANCE
                             (DOLLARS IN THOUSANDS)


                          COLUMN A                              COLUMN B      COLUMN C      COLUMN D     COLUMN E       COLUMN F
                          --------                              --------      --------      --------     --------       --------
                                                                              CEDED TO    ASSUMED FROM               ASSUMED TO NET
                                                                                OTHER        OTHER                    PERCENTAGE OF
                         DESCRIPTION                          GROSS AMOUNT    COMPANIES    COMPANIES    NET AMOUNT       AMOUNT
                         -----------                          ------------    ---------    ---------    ----------       ------
YEAR ENDED DECEMBER 31, 1995
Premiums:
Workers' compensation insurance.............................    $45,951        $1,836         $109       $44,224            0.2%
Group A&H...................................................         27           -            -              27            0.0%
Group Life..................................................        280           -            -             280            0.0%
                                                                -------        ------         ----       -------            ----
Total Premiums..............................................    $46,258        $1,836         $109       $44,531            0.2%
                                                                -------        ------         ----       -------            ----
                                                                -------        ------         ----       -------            ----
YEAR ENDED DECEMBER 31, 1996
Premiums:
Workers' compensation insurance.............................    $56,197        $2,056         $422       $54,563            0.8%
Group A&H...................................................        551           -            -             551            0.0%
Group Life..................................................        390           -            -             390            0.0%
                                                                -------        ------         ----       -------            ----
Total Premiums..............................................    $57,138        $2,056         $422       $55,504            0.8%
                                                                -------        ------         ----       -------            ----
                                                                -------        ------         ----       -------            ----

YEAR ENDED DECEMBER 31, 1997
Premiums:
Workers' compensation insurance.............................    $94,603        $3,226         $580       $91,957            0.6%
Group A&H...................................................        563           -            -             563            0.0%
Group Life..................................................        315           -            -             315            0.0%
                                                                -------        ------         ----       -------            ----
Total Premiums..............................................    $95,481        $3,226         $580       $92,835            0.6%
                                                                -------        ------         ----       -------            ----
                                                                -------        ------         ----       -------            ----


                                                                     SCHEDULE V

                        PAULA FINANCIAL AND SUBSIDIARIES

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)


                            COLUMN A                              COLUMN B            COLUMN C            COLUMN D     COLUMN E
                            --------                              --------            --------            --------     --------
                                                                                     ADDITIONS
                                                                                     ---------
                                                                 BALANCE AT    CHARGED TO   CHARGED TO                BALANCE AT
                                                                  BEGINNING    COSTS AND      OTHER                       END
                                                                  OF PERIOD     EXPENSE      ACCOUNTS     DEDUCTIONS   OF PERIOD
                                                                  ---------     -------      --------     ----------   ---------
YEAR ENDED DECEMBER 31, 1995
Allowance for uncollectible accounts..........................      $350         $  8         $ -          $ -          $358
                                                                  ---------     -------      --------     ----------   ---------
                                                                  ---------     -------      --------     ----------   ---------

YEAR ENDED DECEMBER 31, 1996
Allowance for uncollectible accounts..........................      $358         $142         $ -          $ -          $500
                                                                  ---------     -------      --------     ----------   ---------
                                                                  ---------     -------      --------     ----------   ---------

YEAR ENDED DECEMBER 31, 1997
Allowance for uncollectible accounts..........................      $500         $100         $ -          $ -          $600
                                                                  ---------     -------      --------     ----------   ---------
                                                                  ---------     -------      --------     ----------   ---------

                                                                     SCHEDULE VI

                        PAULA FINANCIAL AND SUBSIDIARIES

            SUPPLEMENTAL PROPERTY AND CASUALTY INSURANCE INFORMATION
                                 (IN THOUSANDS)


  COLUMN           COLUMN      COLUMN      COLUMN     COLUMN   COLUMN    COLUMN      COLUMN         COLUMN       COLUMN    COLUMN
    A                B            C          D          E        F         G           H              I            J         K
    -                -            -          -          -        -         -           -              -            -         -
                                                                                 CLAIMS AND CLAIM
                                          DISCOUNT IF                               ADJUSTMENT
                                             ANY,                               EXPENSES INCURRED
                                          DEDUCTED IN                              RELATED TO:
                              RESERVES     RESERVES                                -----------
                             UNPAID FOR   FOR UNPAID                                               AMORTIZATION
                 DEFERRED    CLAIMS AND   CLAIMS AND                                               OF DEFERRED  PAID CLAIMS
                   POLICY      CLAIMS       CLAIM                         NET                         POLICY      & CLAIM
                 ACQUISITION ADJUSTMENT   ADJUSTMENT  UNEARNED EARNED  INVESTMENT CURRENT  PRIOR   ACQUISITION  ADJUSTMENT  PREMIUMS
                    COSTS     EXPENSE      EXPENSES    PREMIUM PREMIUM   INCOME    YEAR     YEAR      COSTS      EXPENSES    WRITTEN
                    -----     -------      --------    ------- -------   ------    ----     ----      -----      --------    -------
1995
Workers
 Compensation...   $645       $56,757        $-        $4,609  $44,224   $4,220   $33,048 $(3,884)     $922     $32,469     $44,619
1996
Workers
 Compensation... $1,330       $55,187        $-       $10,655  $54,563   $4,288   $35,938 $(2,646)   $2,421     $34,514     $60,609
1997
Workers
 Compensation... $2,191       $77,441        $-       $15,390  $91,957   $5,066   $66,330  $1,586    $9,074     $45,629     $99,919

                                EXHIBIT INDEX


    EXHIBIT                           DESCRIPTION
     NUMBER                           -----------
    -------
       11           Statement re computation of per share earnings.
       23           Consent of KPMG Peat Marwick LLP.
       27.1         Financial Data Schedule - Year ended December 31,1997
       27.2         Financial Data Schedule - Year ended December 31, 1996
                    and six months ended June 30, 1997 - Restated
       27.3         Financial Data Schedule - Three and nine months ended
                    September 30, 1997 - Restated

