Form 10-Q
period 1998-03-31
PAULA FINANCIAL
filed 1998-05-11
CIK 929031

_______________________________________________________________________________


                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.  20549
                                     _____________
                                       FORM 10-Q

(Mark One)
 [X]                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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
                                  Yes  X    No
                                     ----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Number of shares of Common Stock, $.01 par value, outstanding as of close of business on May 4, 1998:
6,329,465 shares.

_______________________________________________________________________________

PAULA FINANCIAL
INDEX TO FORM 10-Q


PART I. FINANCIAL INFORMATION                                                    PAGE
Item 1.  Financial Statements

     Condensed consolidated balance sheets as of
          December 31, 1997 and March 31, 1998 (unaudited) ..................... 2

     Condensed consolidated statements of income for the three
          months ended March 31, 1997 and 1998 (unaudited).......................3

     Condensed consolidated statements of comprehensive income for the three months ended March 31, 1997 and 1998 (unaudited).......................4

     Condensed consolidated statements of cash flows for the three months ended March 31, 1997 and 1998 (unaudited)..............................5

     Notes to condensed consolidated financial statements for the three months ended March 31, 1998 (unaudited) ...............................6

Item 2.   Management's Discussion and Analysis of Consolidated Financial
          Condition and Results of Operations....................................8

PART II. OTHER INFORMATION

     Item 5.  Other Information.................................................12
     Item 6.  Exhibits and Reports on Form 8-K..................................12

SIGNATURE.......................................................................13

PART I    FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                       PAULA FINANCIAL AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share data)

                                                           December 31,    March 31,
                        ASSETS                                 1997           1998
                                                           ------------   -----------
                                                               (*)        (Unaudited)
Investments:
   Fixed maturities, available for sale, at market
      (amortized cost: 1997, $112,294; 1998, $117,062)       $114,525       $119,170
   Equity securities, at market
      Preferred stock (cost: 1997, $3,019; 1998, $6,191)        3,112          6,361
      Common stock (cost: 1997, $5,546; 1998, $5,546)           5,545          5,656
   Invested cash, at cost (approximates market)                14,682         16,471
                                                             --------       --------
         Total investments                                    137,864        147,658
                                                             --------       --------

Cash (restricted: 1997, $1,491; 1998, $1,642)                   4,770          4,284
Accounts receivable, net of allowance for uncollectible
     accounts (1997, $600; 1998, $688)                         24,320         32,653
Reinsurance recoverable on paid and unpaid losses and
     loss adjustment expenses                                   6,394          7,635
Deferred income taxes                                           3,247          3,465
Other assets                                                   11,669         11,247
                                                             --------       --------
                                                             $188,264       $206,942
                                                             --------       --------
                                                             --------       --------

          LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Unpaid losses and loss adjustment expenses                   $ 77,784       $ 84,807
Unearned premiums                                              15,390         25,610
Accrued policyholder dividends                                    -               82
Accounts payable and accrued expenses                           9,814         10,582
Notes payable                                                     456            179
                                                             --------       --------
                                                              103,444        121,260
                                                             --------       --------


STOCKHOLDERS' EQUITY:
Preferred Stock, $0.01 par value.  Authorized 4,058,823
  shares, none issued and outstanding                             -              -
Common stock, $0.01 par value
   (Authorized 15,000,000 shares, issued and outstanding:
      1997, 6,321,177; 1998, 6,326,777)                            63             63
Additional paid-in-capital                                     67,176         67,225
Retained earnings                                              16,048         16,818
Accumulated other comprehensive income:
   Net unrealized gain on investments                           1,533          1,576
                                                             --------       --------
                                                               84,820         85,682
                                                             --------       --------
                                                             $188,264       $206,942
                                                             --------       --------
                                                             --------       --------

*  Derived from audited financial statements.

   See notes to condensed consolidated financial statements.

                       PAULA FINANCIAL AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except share and per share data)


                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              1997           1998
                                                              ----           ----
                                                                  (Unaudited)
INCOME:
Premiums earned:
   Workers' compensation                                      $17,410        $27,820
   Group medical and life                                         226            175
Commissions                                                       935            717
Net investment income                                           1,216          2,054
Net realized investment gains                                       -             30
Other                                                             150            199
                                                              -------        -------
                                                               19,937         30,995
                                                              -------        -------

EXPENSES:
Losses and loss adjustment
   expenses incurred                                           11,449         20,798
Dividends provided for policyholders                              511            423
Operating                                                       6,817          8,632
                                                              -------        -------
                                                               18,777         29,853
                                                              -------        -------

Income before income tax expense                                1,160          1,142
Income tax expense                                                244            119
                                                              -------        -------
      NET INCOME                                               $  916        $ 1,023
                                                              -------        -------
                                                              -------        -------


Earnings per share                                             $ 0.48         $ 0.16

Weighed average shares outstanding                          1,903,933      6,322,455

Earnings per share - assuming dilution                         $ 0.23         $ 0.15

Weighed average shares outstanding -
     assuming dilution                                      3,951,513      6,799,951


See notes to condensed consolidated financial statements.

                       PAULA FINANCIAL AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                (In thousands)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                                1997           1998
                                                                ----           ----
                                                                    (Unaudited)
Net income                                                     $  916         $1,023

Other comprehensive income, net of tax:
     Unrealized gains (losses) on investments:
           Unrealized holding gains (losses)
               arising during period (tax impact:
               1997, $265; 1998, $31)                            (514)            59
           Reclassification adjustment for gains
               (losses) included in net income
               (tax impact: 1997, $0; 1998, $9)                     -            (16)
                                                               ------         ------
                                                                 (514)            43
                                                               ------         ------

      COMPREHENSIVE INCOME                                      $ 402        $ 1,066
                                                               ------         ------
                                                               ------         ------

See notes to condensed consolidated financial statements.

                       PAULA FINANCIAL AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                               THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                               1997          1998
                                                                               ----          ----
                                                                                   (Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES:
   Net income                                                                 $   916       $ 1,023
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY
   OPERATING ACTIVITIES:
   Depreciation and amortization                                                  297           336
   Amortization of fixed maturity premium, net                                    162           153
   Loss on sale of property and equipment                                           5             4
   Gain on sales and calls of fixed maturities                                      -           (30)
   Increase in accounts receivable                                             (5,271)       (8,024)
   Increase in deferred income taxes                                             (242)         (240)
   Increase in unpaid losses and loss adjustment expenses                       2,340         7,023
   Increase (decrease) in accrued policyholder dividends                         (193)           82
   Increase in accounts payable and accrued expenses                            1,375           768
   Increase in unearned premiums                                                4,262        10,220
   Other, net                                                                    (709)         (982)
                                                                              -------       -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                       2,942        10,333
                                                                              -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of available for sale fixed maturities                        -         3,285
   Proceeds from maturities and calls of available for sale fixed maturities    2,034         1,202
   Proceeds from sale of property and equipment                                    14            19
   Purchase of preferred and common stocks                                       (994)       (3,183)
   Purchase of available for sale fixed maturities                                  -        (9,367)
   Purchase of property and equipment                                            (236)         (506)
                                                                              -------       -------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                               818        (8,550)
                                                                              -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under line of credit agreement, net                               1,571             -
   Payments on notes payable                                                   (1,618)         (277)
   Dividends paid                                                                   -          (253)
   Exercise of stock options                                                        -            50
                                                                              -------       -------
NET CASH USED IN FINANCING ACTIVITIES                                             (47)         (480)
                                                                              -------       -------

NET INCREASE IN CASH AND INVESTED CASH                                          3,713         1,303
Cash and invested cash at beginning of period                                  10,707        19,452
                                                                              -------       -------
CASH AND INVESTED CASH AT END OF PERIOD                                       $14,420       $20,755
                                                                              -------       -------
                                                                              -------       -------

See notes to condensed consolidated financial statements.

                       PAULA FINANCIAL AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED MARCH 31, 1998 (UNAUDITED)



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

Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


NOTE B - ADOPTION OF NEW ACCOUNTING STANDARDS

During the first quarter of 1998, the Company adopted the provisions of Financial Accounting Standards Board ("FASB") Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires companies to report comprehensive income and its components in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital. Comprehensive income includes all changes in equity during a period except those resulting from investments by stockholders and distributions to stockholders. In accordance with the interim reporting requirements of SFAS 130, the Company has included condensed consolidated statements of comprehensive income in the accompanying condensed consolidated financial statements.

Also, during the first quarter of 1998, the Company adopted the provisions of FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related
Information: ("SFAS 131"). This statement specifies revised guidelines for determination of an entity's operating segments and the type and level of financial information to be disclosed. Based on the guidance included in SFAS 131, the Company has determined that it operates in a single segment: the production, underwriting and servicing of workers' compensation and accident and health insurance.

                          PAULA FINANCIAL AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



NOTE C - NEW ACCOUNTING STANDARDS NOT YET ADOPTED

During the fourth quarter of 1997, the American Institute of Certified Public Accountants issued Statement of Position No. 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" ("SOP 97-3"). SOP 97-3 addresses the recognition and measurement of assets and liabilities related to guaranty funds and other assessments. SOP 97-3 is effective for fiscal years beginning after December 31, 1998, although early adoption is encouraged. The Company has not determined the impact of SOP 97-3 and has not yet adopted SOP 97-3.

PART I    FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

The Company is a California-based specialty underwriter and distributor of commercial insurance products which, through its subsidiary PAULA Insurance Company ("PICO"), is one of the largest underwriters specializing in workers' compensation insurance products and services for the agribusiness industry. The Company sells complementary products through the Company's insurance agency subsidiaries (collectively "Pan Am"), including group health and life products provided by the Company's subsidiary PAULA Assurance Company ("PACO"), and third-party claims administration services to self-insured group medical benefit plans provided by the Company's subsidiary Pan Pacific Benefit Administrators, Inc.

The Company's revenues have consisted primarily of premiums earned from workers' compensation insurance underwriting, premiums earned from group medical insurance, commission income, net investment income and other income. Premiums earned during a period represent the portion of direct premiums written for which all or a portion of the coverage period has expired, net of reinsurance. Premiums written for the three months ended March 31, 1997 and 1998, were $22.5 million and $39.0 million, respectively. Commission income is earned from Pan Am's distribution of insurance for insurers other than PICO and PACO. Net investment income represents earnings on the Company's investment portfolio, less investment expenses. Other income consists of third party administration fees and other miscellaneous items.

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

RESULTS OF OPERATIONS:

PREMIUMS WRITTEN. The Company's premiums written for the three months ended March 31, 1998 increased 73.3% to $39.0 million from $22.5 million for the comparable 1997 period. The growth in premiums written was primarily attributable to the net addition of new policyholders and increased policyholder payrolls. The Company's growth is particularly strong in California and Texas.

PREMIUMS EARNED. For the reasons described above for premiums written, the Company's premiums earned for the three months ended March 31, 1998 increased 58.7% to $28.0 million from $17.6 million for comparable 1997 period.

COMMISSION INCOME. Commission income decreased 23.3% to $0.7 million for the three months ended March 31, 1998 from $0.9 million for the comparable 1997 period. The decrease was primarily the result of decreased premiums placed with carriers other than PICO and PACO, as a result of the Company's decision to focus on writing PICO workers' compensation insurance.

NET INVESTMENT INCOME. Net investment income increased 68.9% to $2.1 million for the three months ended March 31, 1998 from $1.2 million for the comparable 1997 period. The increase was the result of significant cash flow increases from PICO's underwriting activity and the proceeds from the initial public offering. Average invested assets increased to $140.4 million for the three months ended March 31, 1998 from $87.2 million for the comparable period in 1997. The Company's average yield on its portfolio was 5.9% for the three month period in 1998 and 5.6% for the three month period in 1997.

LOSSES AND LOSS ADJUSTMENT EXPENSES INCURRED. The Company's loss ratio for the three months ended March 31, 1998 increased to 74.3% from 64.9% for the comparable 1997 period. The Company's loss ratio for the three months ended March 31, 1997 was positively impacted by net recoveries from loss and loss adjustment expense reserves for prior years of $0.6 million or 3.2% of first quarter 1997 earned premium. In the first quarter of 1998, the Company's loss ratio included a net strengthening of prior year reserves, principally 1997, of $1.4 million or 5.0% of first quarter 1998 earned premium.

DIVIDENDS PROVIDED FOR POLICYHOLDERS. With the advent of open rating in California and an emphasis in most states in which the Company operates on, among other things, competitive pricing at inception, the Company's dividends provided for policyholders decreased significantly commencing in late 1995. Dividends provided for policyholders decreased as a percentage of premiums earned for the three months ended March 31, 1998 to 1.5% from 2.9% for the comparable 1997 period. During the first quarter of 1998, the Company paid $0.3 million in policyholder dividends related to certain Arizona policies in which the loss experience developed better than anticipated. The Company does not anticipate paying significant policyholder dividends in the future.

OPERATING EXPENSES. Operating expenses increased 26.6% to $8.6 million for the three months ended March 31, 1998 from $6.8 million for the comparable 1997 period primarily due to a $1.2 million increase in commissions paid to unaffiliated agencies.

INCOME TAXES. Income tax expense for the three months ended March 31, 1998 decreased to $0.1 million from $0.2 million for the comparable 1997 period. The effective combined income tax rates for the three months ended March 31, 1998 and 1997 were 10.4% and 21.0%, respectively. These rates are below the combined statutory rate due to the significant portion of the Company's investment portfolio consisting of tax-exempt securities. The difference in effective tax rates between the 1998 and 1997 periods is due to a change in the mix of income before taxes among tax-exempt interest, taxable interest and underwriting income.

LIQUIDITY AND CAPITAL RESOURCES:

As a holding company, PAULA Financial's principal sources of funds are dividends and expense reimbursements from its operating subsidiaries, and proceeds from the sale of its capital stock. PAULA Financial's principal uses of funds are capital contributions to its subsidiaries, payment of operating expenses and dividends to its stockholders.

California law places significant restrictions on the ability of the insurance subsidiaries to pay dividends to PAULA Financial. Based on these restrictions and the statutory results, as of December 31, 1997, PAULA Financial would be able to receive $6.4 million in dividends in 1998 from its insurance subsidiaries without obtaining prior regulatory approval from the California Department of Insurance ("DOI"). No dividends were paid by the insurance subsidiaries to PAULA Financial during the quarter ended March 31, 1998.

The Company retained $16.6 million from the proceeds of its initial public offering at the parent company level on a short-term basis. The Company anticipates contributing $11.8 million to PICO to supports its underwriting activities in the next twelve to eighteen months. Management believes that the remaining offering proceeds, funds available under the Credit Agreement described below, and expense reimbursements and dividends from its operating subsidiaries will be sufficient to meet the parent company's operating cash needs for at least two years.

In March 1997, PAULA Financial entered into the Credit Agreement with a commercial bank providing PAULA Financial with a revolving credit facility of $15.0 million until December 31, 1999. At such time PAULA Financial may elect to convert all or a portion of the borrowings then outstanding under such facility into a term loan payable in quarterly installments and maturing on December 31, 2001. Each of PAULA Financial's non-insurance subsidiaries has guaranteed all obligations of PAULA Financial under the Credit Agreement. As of April 30, 1998, no amounts were outstanding under this facility.

The Company's investments consist primarily of taxable and tax-exempt United States government and other investment grade securities and investment grade fixed maturity commercial paper and, to a lesser extent, equity securities. The Company does not have significant investments in below investment grade fixed maturity securities, mortgage loans or real estate. The Company has invested in the equity securities of two founders of the PAULA Trading Company other than Pan Am as part of the parent company's investment portfolio. The Company's investments in fixed maturity securities are carried at market value as such securities may be sold in response to changes in interest rates, tax planning considerations or other aspects of asset/liability management. As of March 31, 1998, the carrying value of the Company's fixed maturity securities portfolio was $119.2 million and 94.9% of the portfolio was rated "A" or better by S&P, Moody's or Fitch.

California workers' compensation insurance companies are required to maintain some of their investments on deposit with the California DOI for the protection of policyholders. Other states in which PICO is licensed have also required PICO to post deposits for the protection of those states' policyholders. Pursuant to applicable state laws, PICO had, as of March 31, 1998, securities with a book value of $67.2 million held by authorized depositories pursuant to these deposit requirements. In addition to the deposits, the Company's insurance company operating subsidiaries must maintain capital and surplus levels related to premiums written and the risks retained by the subsidiaries.

YEAR 2000 CONSIDERATIONS

The Company is currently working to resolve the potential impact of the year 2000 on the processing of date-sensitive information systems. The Company believes that it has identified substantially all of its application software programs which require modification in order to become year 2000 compliant and has a formal plan to correct and test the programs affected by the conversion from a two-digit year to a four-digit year. The Company expects the early phases of the project to be completed during late 1998. The final phase of the project is scheduled to be completed by the third quarter of 1999. The review of systems also included the identification of vendors that may have a significant impact on the Company's operations and their expected completion of any conversions. Based on preliminary information, costs of addressing potential problems are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. However, if the Company or its vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk. Accordingly, the Company plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner.

FORWARD-LOOKING STATEMENTS

The discussions above contain statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended. The words "believe," "estimate," "expect," "intend," "anticipate," and similar expressions and variations thereof identify certain of such forward-looking statements, which speak only as of the dates on which they are made. PAULA Financial undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise. Readers are cautioned that any such forward-looking statements are no guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those indicated in the forward-looking statements as a result of various factors. Readers are cautioned not to place undue reliance on these forward-looking statements.

PART II.  OTHER INFORMATION


ITEM 5:  OTHER INFORMATION.


     In April 1998, the Company invested $10.0 million of proceeds from the Company's initial public offering in a series of longer-term investments recommended by the Company's second portfolio investment manger, Trust Company of the West ("TCW"). The Company and TCW entered into an investment management agreement pursuant to which the Company will pay TCW customary fees which are not based on investment results. The proceeds invested with TCW were initially invested on a temporary basis in mutual funds holding short-term investment grade fixed income maturities.



ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K:

          (a)  Exhibits.

               11.   Computation of Earnings Per Share

               27.   Financial Data Schedule.

          (b)  Reports on Form 8-K.

               There were no reports filed on Form 8-K during the three months ended March 31, 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 11, 1998                PAULA FINANCIAL


                                         By:  /S/ JAMES A. NICHOLSON
                                              ----------------------------
                                              Senior Vice President
                                              and Chief Financial Officer