Form 10-Q
period 1998-06-30
PAULA FINANCIAL
filed 1998-08-12
CIK 929031

                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                -------------
                                  FORM 10-Q

     (Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                        FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998



                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM ___________ TO _________

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
                                 Yes  X     No
                                     ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Number of shares of Common Stock, $.01 par value, outstanding as of close of business on June 30, 1998:
6,337,815 shares.

PAULA FINANCIAL
INDEX TO FORM 10-Q


PART I. FINANCIAL INFORMATION

                                                                                       PAGE
                                                                                       -----
Item 1.  Financial Statements

         Condensed consolidated balance sheets as of
             December 31, 1997 and June 30, 1998 (unaudited) ..........................  2

         Condensed consolidated statements of operations for the three and six months ended June 30, 1997 and 1998 (unaudited)...........................  3

         Condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 1997 and 1998 (unaudited).........  4

          Condensed consolidated statements of cash flows for the six months ended June 30, 1997 and 1998 (unaudited)..................................  5

          Notes to condensed consolidated financial statements for the three and six months ended June 30, 1998 (unaudited) ...............................  6

Item 2.   Management's Discussion and Analysis of Consolidated Financial
            Condition and Results of Operations........................................  8

PART II. OTHER INFORMATION

           Item 4.  Submission of Matters to a Vote of Security Holders ..............  13
           Item 6.  Exhibits and Reports on Form 8-K..................................  13

SIGNATURE.............................................................................  14

PART I     FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

                        PAULA FINANCIAL AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                             December 31,       June 30,
            ASSETS                                               1997             1998
                                                             ------------       -----------
                                                                  (*)           (Unaudited)
Investments:
   Fixed maturities, available for sale, at market
      (amortized cost: 1997, $112,294; 1998, $138,935)          $114,525          $141,029
   Equity securities, at market
      Preferred stock (cost: 1997, $3,019; 1998, $7,204)           3,112             7,536
      Common stock (cost: 1997, $5,546; 1998, $5,546)              5,545             5,549
   Invested cash, at cost (approximates market)                   14,682             7,927
                                                                --------          --------
         Total investments                                       137,864           162,041
                                                                --------          --------

Cash (restricted: 1997, $1,491; 1998, $1,654)                      4,770             1,848
Accounts receivable, net of allowance for uncollectible
     accounts (1997, $600; 1998, $607)                            24,320            32,355
Reinsurance recoverable on paid and unpaid losses and
     loss adjustment expenses                                      6,394             7,844
Deferred income taxes                                              3,247             5,872
Other assets                                                      11,669            13,902
                                                                --------          --------
                                                                $188,264          $223,862
                                                                --------          --------
                                                                --------          --------

                       LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Unpaid losses and loss adjustment expenses                      $ 77,784          $110,161
Unearned premiums                                                 15,390            25,509
Accrued policyholder dividends                                         -               165
Accounts payable and accrued expenses                              9,814            10,272
Notes payable                                                        456               139
                                                                --------          --------
                                                                 103,444           146,246
                                                                --------          --------


STOCKHOLDERS' EQUITY:
Preferred Stock, $0.01 par value.  Authorized 4,058,823
    shares, none issued and outstanding                                -                 -
Common stock, $0.01 par value
   (Authorized 15,000,000 shares, issued and outstanding:
      1997, 6,321,177; 1998, 6,337,815)                               63                64
Additional paid-in-capital                                        67,176            67,386
Retained earnings                                                 16,048             8,563
Accumulated other comprehensive income:
   Net unrealized gain on investments                              1,533             1,603
                                                                --------          --------
                                                                  84,820            77,616
                                                                --------          --------
                                                                $188,264          $223,862
                                                                --------          --------
                                                                --------          --------

*  Derived from audited financial statements.

    See notes to condensed consolidated financial statements.

                         PAULA FINANCIAL AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except share and per share data)

                                                   THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                          JUNE 30,                          JUNE 30,
                                                   -------------------                 -----------------
                                                  1997              1998             1997              1998
                                                  ----              ----             ----              ----
                                                         (Unaudited)                         (Unaudited)
INCOME:
Premiums earned:
   Workers' compensation                            $23,893           $37,041         $41,303          $64,861
   Group medical and life                               249               194             475              369
Commissions                                             782               913           1,716            1,630
Net investment income                                 1,282             2,119           2,499            4,173
Net realized investment losses                            -               (83)              -              (53)
Other                                                   198               161             347              360
                                                  ---------        ----------      ----------       ----------
                                                     26,404            40,345          46,340           71,340
                                                  ---------        ----------      ----------       ----------
EXPENSES:
Losses and loss adjustment
   expenses incurred                                 16,999            42,736          28,447           63,534
Dividends provided for policyholders                   (202)               84             309              507
Operating                                             7,935             9,922          14,752           18,554
                                                  ---------        ----------      ----------       ----------
                                                     24,732            52,742          43,508           82,595
                                                  ---------        ----------      ----------       ----------
Income (loss) before income taxes                     1,672           (12,397)          2,832          (11,255)
Income tax expense (benefit)                            294            (4,396)            538           (4,277)
                                                  ---------        ----------      ----------       ----------

      NET INCOME (LOSS)                              $1,378           $(8,001)         $2,294          $(6,978)
                                                  ---------        ----------      ----------       ----------
                                                  ---------        ----------      ----------       ----------

Earnings (loss) per share                             $0.72            $(1.26)          $1.21           $(1.10)

Weighed average shares outstanding                1,902,077         6,331,285       1,903,000        6,326,894

Earnings (loss) per share - assuming dilution         $0.34            $(1.26)          $0.56           $(1.10)

Weighted average shares outstanding -
     assuming dilution                            4,098,739         6,331,285       4,099,662        6,326,894

See notes to condensed consolidated financial statements.

                        PAULA FINANCIAL AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (In thousands)



                                                   THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                          JUNE 30,                          JUNE 30,
                                                   -------------------                 -----------------
                                                  1997              1998             1997              1998
                                                  ----              ----             ----              ----
                                                         (Unaudited)                         (Unaudited)
Net income (loss)                                   $1,378           ($8,001)        $2,294           ($6,978)

Other comprehensive income, net of tax:
  Unrealized gains (losses) on investments:
    Unrealized holding gains
      arising during period (tax impact:
      1997: $308 and $43; 1998: $14 and $45)           598                27             84                86
    Reclassifications adjustment for gains
      (losses) included in net income (tax
       impact:  1997: $0 and  $0; 1998:
       $0 and $9)                                         -                -              -               (16)
                                                  ---------        ----------      ----------       ----------
                                                        598                27              84               70
                                                  ---------        ----------      ----------       ----------
  COMPREHENSIVE INCOME (LOSS)                        $1,976           ($7,974)         $2,378          ($6,908)
                                                  ---------        ----------      ----------       ----------
                                                  ---------        ----------      ----------       ----------

See notes to condensed consolidated financial statements.

                        PAULA FINANCIAL AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                              SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                              ----------------
                                                                         1997                    1998
                                                                         ----                    ----
                                                                                  (Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES:
   Net income (loss)                                                     $ 2,294                ($6,978)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
   CASH PROVIDED BY OPERATING ACTIVITIES:
   Depreciation and amortization                                             621                    684
   Amortization of fixed maturity premium, net                               326                    440
   Loss on sale of property and equipment                                     13                      4
   Loss on sales and calls of investments                                      -                     53
   Increase in accounts receivable                                        (9,495)               (10,383)
   (Increase) decrease in deferred income taxes                              757                 (2,661)
   Increase in unpaid losses and loss adjustment expenses                  9,252                 32,377
   Increase (decrease) in accrued policyholder dividends                    (395)                   165
   Increase in accounts payable and accrued expenses                       2,649                    458
   Increase in unearned premiums                                           2,709                 10,119
   Other, net                                                               (637)                (1,167)
                                                                        --------               --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                  8,094                 23,111
                                                                        --------               --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of available for sale fixed maturities                   -                  3,787
   Proceeds from maturities and calls of available for sale
     fixed maturities                                                      4,494                  2,920
   Proceeds from sale of property and equipment                              (29)                    19
   Purchase of preferred and common stocks                                (2,183)                (4,231)
   Purchase of available for sale fixed maturities                       (10,152)               (33,795)
   Purchase of property and equipment                                       (588)                  (870)
   Purchase of insurance agency                                              (20)                     -
                                                                        --------               --------
NET CASH USED IN INVESTING ACTIVITIES                                     (8,478)               (32,170)
                                                                        --------               --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under line of credit agreement, net                          1,871                      -
   Payments on notes payable                                              (1,682)                  (317)
   Dividends paid                                                              -                   (507)
   Exercise of stock options                                                   -                    206
   Sale of common stock                                                       14                      -
   Retirement of common stock                                                (39)                     -
                                                                        --------               --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                          164                   (618)
                                                                        --------               --------

NET DECREASE IN CASH AND INVESTED CASH                                      (220)                (9,677)
Cash and invested cash at beginning of period                             10,707                 19,452
                                                                        --------               --------
CASH AND INVESTED CASH AT END OF PERIOD                                  $10,487                 $9,775
                                                                        --------               --------
                                                                        --------               --------

See notes to condensed consolidated financial statements.

                        PAULA FINANCIAL AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

PAULA Financial and subsidiaries (the "Company") is an integrated insurance organization specializing in the production, underwriting and servicing of workers' compensation and accident and health insurance primarily for agribusiness clients in California, Arizona, Oregon, Idaho, Alaska, Texas, Florida and New Mexico.

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

Operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


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

                        PAULA FINANCIAL AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONT.)


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

PART I    FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

The Company is a California-based specialty underwriter and distributor of commercial insurance products which, through its subsidiary PAULA Insurance Company ("PICO"), is one of the largest underwriters specializing in workers' compensation insurance products and services for the agribusiness industry. The Company sells complementary products through the Company's insurance agency subsidiaries (collectively "Pan Am"), including group health and life products provided by the Company's subsidiary PAULA Assurance Company ("PACO"), and third-party claims administration services provided by the Company's subsidiary Pan Pacific Benefit Administrators, Inc.

The Company's revenues have consisted primarily of premiums earned from workers' compensation insurance underwriting, premiums earned from group medical insurance, commission income, net investment income and other income. Premiums earned during a period represent the portion of direct premiums written for which all or a portion of the coverage period has expired, net of reinsurance. Premiums written for the three months ended June 30, 1998 and 1997, were $38.8 million and $23.4 million, respectively. Premiums written for the six months ended June 30, 1998 and 1997, were $77.8 million and $45.9 million, respectively. Commission income is earned from Pan Am's distribution of insurance for insurers other than PICO and PACO. Net investment income represents earnings on the Company's investment portfolio, less investment expenses. Other income consists of third party administration fees and other miscellaneous items.

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

RESULTS OF OPERATIONS:

PREMIUMS WRITTEN. The Company's premiums written for the three months ended June 30, 1998 increased 66.1% to $38.8 million from $23.4 million for the comparable 1997 period. The Company's premiums written for the six months ended June 30, 1998 increased 69.6% to $77.8 million from $45.9 million for the comparable 1997 period. The growth in premiums written was primarily attributable to the net addition of new policyholders and increased policyholder payrolls. The Company's growth is particularly strong in California and Texas.

PREMIUMS EARNED. For the reasons described above for premiums written, the Company's premiums earned for the three months ended June 30, 1998 increased 54.2% to $37.2 million from $24.1 million for comparable 1997 period and increased 56.1% to $65.2 million for the six months ended June 30, 1998 from $41.8 million for comparable 1997 period.

COMMISSION INCOME. Commission income has remained consistent with the 1997 periods. For the three months ended June 30, 1998 commission income was $0.9 million compared to $0.8 million for the comparable 1997 period. Commission for the six months ended June 30, 1998 was $1.6 million compared to $1.7 million for the comparable 1997 period.

NET INVESTMENT INCOME. Net investment income increased 65.3% to $2.1 million for the three months ended June 30, 1998 from $1.3 million for the comparable 1997 period. Net investment income increased 67.0% to $4.2 million for the six months ended June 30, 1998 from $2.5 million for the comparable 1997 period. The increase was the result of significant cash flow increases from PICO's underwriting activity and the proceeds from the Company's initial public offering in October 1997. Average invested assets increased to $147.6 million for the six months ended June 30, 1998 from $88.8 million for the comparable period in 1997. The Company's average yield on its portfolio was 5.7% for the six month period in 1998 and 5.6% for the six month period in 1997.

LOSSES AND LOSS ADJUSTMENT EXPENSES INCURRED. The Company's loss ratio for the three months ended June 30, 1998 increased to 114.8% from 70.4% for the comparable 1997 period. The Company's loss ratio for the six months ended June 30, 1998 increased to 97.4% from 68.1% for the comparable 1997 period. The increase in loss ratios from the 1997 periods is largely attributable to actions taken by the Company to increase loss reserves on the 1997 and 1998 accident years by a total of $14.8 million in the second quarter of 1998. Of the total reserve increase, $5.0 million related to the 1997 accident year with the remaining $9.8 million allocated to 1998.

In the last two quarters the Company has seen reserve development on the 1997 year for California business in excess of its expectations given prior year reserving trends. The reserve adjustment, expressed as a percentage of 1997 and six months 1998 combined premiums implies a pricing deficiency for the period. The Company began to address this early in 1998 through rate increases and non-renewal activity. However, the Company will not begin to see the benefit from these activities until the latter part of 1998 and 1999. The reserve strengthening for the 1998 accident year assumes that 1997 trends also impact 1998, as 1997 effective date policies continue to expire through the end of this year.

Taking into consideration this reserve strengthening, the Company's 1997 accident year loss ratio for its workers compensation business was 78.9% and the 1998 accident year loss ratio through June 30, 1998 was 87.3%. The 1997 accident year loss ratio for the workers compensation business at December 31, 1997 was 72.1%.

DIVIDENDS PROVIDED FOR POLICYHOLDERS. With the advent of open rating in California and an emphasis in most states in which the Company operates on, among other things, competitive pricing at inception, the Company's dividends provided for policyholders decreased significantly commencing in late 1995. Dividends provided for policyholders as a percentage of premiums earned for the three months ended June 30, 1998 was 0.2%. Because the ratio for the 1997 period includes a reduction in the accrual for prior policy years, a comparison to the 1998 ratio is not meaningful. Dividends provided for policyholders as a percentage of premiums earned for the six months ended June 30, 1998 of 0.8% is consistent with 0.7% for the comparable 1997 period. During the first quarter of 1998, the Company paid $0.3 million in policyholder dividends related to certain Arizona policies in which the loss experience developed better than anticipated. The Company does not anticipate paying significant policyholder dividends in the future.

OPERATING EXPENSES. Operating expenses increased 25.0% to $9.9 million for the three months ended June 30, 1998 from $7.9 million for the comparable 1997 period primarily due to a $1.5 million increase in commissions paid to unaffiliated agencies. Operating expenses increased 25.8% to $18.6 million for the six months ended June 30, 1998 from $14.8 million for the comparable 1997 period largely due to a $3.4 million increase in variable expenses, principally commissions.

INCOME TAXES. Income tax benefit for the three months ended June 30, 1998 was $4.4 million compared to an income tax expense of $0.3 million for the comparable 1997 period. Income tax benefit for the six months ended June 30, 1998 was $4.3 million compared to income tax expense of $0.5 million for the comparable 1997 period. The effective combined income tax rates for the six months ended June 30, 1998 and 1997 were (38.0%) and 19.0%, respectively. These rates vary from the combined statutory rate due to the significant portion of the Company's investment portfolio consisting of tax-exempt securities.

NET INCOME (LOSS). Net loss for the three months ended June 30, 1998 was $8.0 million compared to net income of $1.4 million for the comparable 1997 period. Net loss for the six months ended June 30, 1998 was $7.0 million compared to net income of $2.3 million for the comparable 1997 period. The net loss in the 1998 periods is attributable to actions taken by the Company to increase loss reserves on the 1997 and 1998 accident years by a total of $14.8 million in the second quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES:

As a holding company, PAULA Financial's principal sources of funds are dividends and expense reimbursements from its operating subsidiaries, and proceeds from the sale of its capital stock. PAULA Financial's principal uses of funds are capital contributions to its subsidiaries, payment of operating expenses and dividends to its stockholders.

California law places significant restrictions on the ability of the insurance subsidiaries to pay dividends to PAULA Financial. Based on these restrictions and the Company's results for the year ended December 31, 1997, PAULA Financial would be able to receive $6.4 million in dividends in 1998 from its insurance subsidiaries without obtaining prior regulatory approval from the California Department of Insurance ("DOI"). No dividends were paid by the insurance subsidiaries to PAULA Financial during the six months ended June 30, 1998.

The Company retained $16.6 million from the proceeds of its initial public offering at the parent company level in various investment grade securities. The Company previously announced its intention to contribute $11.8 million of this amount to PICO to support its underwriting activities. The Company will make this contribution by the end of August 1998. Management believes that the remaining offering proceeds, funds available under the Credit Agreement described below, and expense reimbursements and dividends from its operating subsidiaries will be sufficient to meet the parent company's normal operating cash needs for at least eighteen months.

In March 1997, PAULA Financial entered into the Credit Agreement with a commercial bank providing PAULA Financial with a revolving credit facility of $15.0 million until December 31, 1999. At such time PAULA Financial may elect to convert all or a portion of the borrowings then outstanding under such facility into a term loan payable in quarterly installments and maturing on December 31, 2001. Each of PAULA Financial's non-insurance subsidiaries has guaranteed all obligations of PAULA Financial under the Credit Agreement. As of June 30, 1998, no amounts were outstanding under this facility.

The Company's investments consist primarily of taxable and tax-exempt United States government and other investment grade securities and investment grade fixed maturity commercial paper and, to a lesser extent, equity securities. The Company does not generally invest in below investment grade fixed maturity securities, mortgage loans or real estate. The Company has invested in the equity securities of two founders of the PAULA Trading Company (an affiliated agency) other than Pan Am as a part of the parent company's investment portfolio.

As of June 30, 1998, the carrying value of the Company's fixed maturity securities portfolio was $141.0 million of which $131.5 million was rated. Of the rated fixed maturities portfolio 96.5% was rated "A" or better by S&P, Moody's or Fitch.

California workers' compensation insurance companies are required to maintain some of their investments on deposit with the California DOI for the protection of policyholders. Other states in which PICO is licensed have also required PICO to post deposits for the protection of those states' policyholders. Pursuant to applicable state laws, PICO had, as of June 30, 1998, securities with a par value of $78.3 million held by authorized depositories pursuant to these deposit requirements. In addition to the deposits, the Company's insurance company operating subsidiaries must maintain regulated levels of capital and surplus in relation to premiums written and the risks retained by the subsidiaries.

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

PART II.  OTHER INFORMATION


Item 4:    Submission of Matters to a Vote of Security Holders.

           The Company held its 1998 Annual Meeting of Stockholders on Wednesday May 27, 1998 for the purpose of electing four directors. At the Meeting, the Company's stockholders re-elected Messrs. Bradley K. Serwin, Gerard Vecchio and Ronald W. Waisner to the Company's Board of Directors for three year terms and elected Mr. Robert A. Puccinelli to the Company's Board of Directors for a one year term. The other five members of the Company's Board of Directors continue to serve the remainder of their respective three year terms.

           The election of directors was the only matter before the Meeting. The following table shows the number of shares voted for each nominee for director and the number of shares withheld for each director:

Nominee                    Shares Voted for Election    Shares Withheld
-------                    -------------------------    ---------------
Robert A. Puccinelli                 5,574,615                  18,221
Bradley K. Serwin                    5,572,756                  20,080
Gerard Vecchio                       5,565,695                  27,141
Ronald W. Waisner                    5,574,013                  18,823

Item 6:  Exhibits and Reports on Form 8-K:

         (a)      Exhibits.

                  11.  Computation of Earnings Per Share

                  27.  Financial Data Schedule.

         (b)      Reports on Form 8-K.

                  There were no reports filed on Form 8-K during the three months ended June 30, 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 12, 1998                 PAULA FINANCIAL



                                       By:  /s/ James A. Nicholson
                                            -----------------------------------
                                       Senior Vice President and Chief
                                       Financial Officer