Form 10-Q
period 1998-09-30
PAULA FINANCIAL
filed 1998-11-12
CIK 929031

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  -------------
                                    FORM 10-Q

                                   (Mark One)

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Number of shares of Common Stock, $.01 par value, outstanding as of close of business on October 30, 1998:
5,985,315 shares.

--------------------------------------------------------------------------------

PAULA FINANCIAL
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION                                                           Page
                                                                                        ----
Item 1.  Financial Statements

           Condensed consolidated balance sheets as of
                  December 31, 1997 and September 30, 1998 (unaudited) ......................2

           Condensed consolidated statements of operations for the three and nine months ended September 30, 1997 and 1998 (unaudited).......................3

           Condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 1997 and 1998
                  (unaudited)................................................................4

           Condensed consolidated statements of cash flows for the nine months ended September 30, 1997 and 1998 (unaudited)..............................5

           Notes to condensed consolidated financial statements for the three and nine months ended September 30, 1998 (unaudited) ..........................6

Item 2.   Management's Discussion and Analysis of Consolidated Financial
                  Condition and Results of Operations........................................8

PART II. OTHER INFORMATION

         Item 2.  Changes in Use of Proceeds................................................17
         Item 6.  Exhibits and Reports on Form 8-K..........................................17

SIGNATURE...................................................................................18

PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                        PAULA FINANCIAL AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                           December 31,        September 30,
                                ASSETS                                         1997                 1998
                                                                           ------------        -------------
                                                                               (*)              (Unaudited)
Investments:
   Fixed maturities, available for sale, at market
      (amortized cost: 1997, $112,294; 1998, $157,500)                         $114,525             $159,122
   Equity securities, at market
      Preferred stock (cost: 1997, $3,019; 1998, $999)                            3,112                1,035
      Common stock (cost: 1997, $5,546; 1998, $5,138)                             5,545                5,015
   Invested cash, at cost (approximates market)                                  14,682                5,449
                                                                               --------             --------
         Total investments                                                      137,864              170,621
                                                                               --------             --------

Cash (restricted: 1997, $1,491; 1998, $1,591)                                     4,770                8,884
Accounts receivable, net of allowance for uncollectible
     accounts (1997, $600; 1998, $742)                                           24,320               29,264
Reinsurance recoverable on paid and unpaid losses and
     loss adjustment expenses                                                     6,394                8,220
Deferred income taxes                                                             3,247                5,746
Other assets                                                                     11,669               14,032
                                                                               --------             --------
                                                                               --------             --------
                                                                               $188,264             $236,767
                                                                               --------             --------
                                                                               --------             --------

                 LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Unpaid losses and loss adjustment expenses                                     $ 77,784             $124,826
Unearned premiums                                                                15,390               22,764
Accrued policyholder dividends                                                    --                     253
Accounts payable and accrued expenses                                             9,814               12,316
Notes payable                                                                       456                   92
                                                                               --------             --------
                                                                                103,444              160,251
                                                                               --------             --------


STOCKHOLDERS' EQUITY:
Preferred Stock, $0.01 par value.  Authorized 4,058,823
    shares, none issued and outstanding                                           --                   --
Common stock, $0.01 par value
   (Authorized 15,000,000 shares, issued: 1997,
      6,321,177; 1998, 6,337,815)                                                    63                   64
Additional paid-in-capital                                                       67,176               67,386
Retained earnings                                                                16,048                9,949
Accumulated other comprehensive income:
   Net unrealized gain on investments                                             1,533                1,013
                                                                               --------             --------
                                                                                 84,820               78,412
Treasury stock, at cost (1998, 252,500 shares)                                    --                  (1,896)
                                                                               --------             --------
                                                                                 84,820               76,516
                                                                               --------             --------
                                                                               $188,264             $236,767
                                                                               --------             --------
                                                                               --------             --------

*  Derived from audited financial statements.

   See notes to condensed consolidated financial statements.

                        PAULA FINANCIAL AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)

                                                   THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                      SEPTEMBER 30,                       SEPTEMBER 30,
                                                   1997           1998                1997           1998
                                                ---------      ---------           ---------       ---------
                                                       (Unaudited)                        (Unaudited)
INCOME:
Premiums earned:
   Workers' compensation                        $  23,190      $  40,569           $  64,492         105,430
   Group medical and life                             228            214                 703             582
Commissions                                           890            780               2,607           2,410
Net investment income                               1,351          2,437               3,850           6,610
Net realized investment gains                         173          1,784                 173           1,731
Other                                                 182            311                 529             671
                                                ---------      ---------           ---------       ---------
                                                   26,014         46,095              72,354         117,434
                                                ---------      ---------           ---------       ---------

EXPENSES:
Losses and loss adjustment
   expenses incurred                               16,051         32,997              44,498          96,531
Dividends provided for policyholders                  436             87                 745             594
Operating                                           7,620         10,954              22,372          29,507
                                                ---------      ---------           ---------       ---------
                                                   24,107         44,038              67,615         126,632
                                                ---------      ---------           ---------       ---------

Income (loss) before income taxes                   1,907          2,057               4,739          (9,198)
Income tax expense (benefit)                          636            423               1,174          (3,854)
                                                ---------      ---------           ---------       ---------
      NET INCOME (LOSS)                         $   1,271      $   1,634           $   3,565         ($5,344)
                                                ---------      ---------           ---------       ---------
                                                ---------      ---------           ---------       ---------

Earnings (loss) per share                       $    0.67      $    0.26           $    1.87          ($0.85)

Weighed average shares outstanding              1,898,793      6,276,451           1,901,582       6,309,895

Earnings (loss) per share - assuming                $0.30          $0.25               $0.87          ($0.85)
dilution

Weighted average shares outstanding -
     assuming dilution                          4,197,408      6,506,654           4,098,244       6,309,895

See notes to condensed consolidated financial statements.

                        PAULA FINANCIAL AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (In thousands)

                                                    THREE MONTHS ENDED           NINE MONTHS ENDED
                                                       SEPTEMBER 30,                SEPTEMBER 30,
                                                    1997           1998          1997          1998
                                                   ------         ------        ------        ------
                                                        (Unaudited)                  (Unaudited)

Net income (loss)                                  $1,271         $1,634         $3,565       ($5,344)

Other comprehensive income, net of tax:
 Unrealized gains (losses) on investments:
    Unrealized holding gains
       arising during period (tax impact:
       1997: $199 and $208; 1998: $206
         and $169)                                    387            400            405           328
    Reclassifications adjustment for gains
         (losses) included in net income
         (tax impact:  1997: $58 and $24;
             1998:  $510 and $437)                   (114)          (990)           (48)         (848)
                                                   ------         ------         ------       -------
                                                      273           (590)           357          (520)
                                                   ------         ------         ------       -------
      COMPREHENSIVE INCOME (LOSS)                  $1,544         $1,044         $3,922       ($5,864)
                                                   ------         ------         ------       -------
                                                   ------         ------         ------       -------

See notes to condensed consolidated financial statements.

                        PAULA FINANCIAL AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                       NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                    1997                1998
                                                                                    ----                ----
                                                                                           (Unaudited)

CASH FLOW FROM OPERATING ACTIVITIES:
   Net income (loss)                                                             $ 3,565             ($5,344)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH PROVIDED BY
   OPERATING ACTIVITIES:
   Depreciation and amortization                                                     965               1,074
   Amortization of fixed maturity premium, net                                       477                 600
   Loss on sale of property and equipment                                             21                   7
   Loss on sales and calls of investments                                           (173)             (1,731)
   Increase in accounts receivable                                                (8,858)             (7,767)
   (Increase) decrease in deferred income taxes                                      106              (2,231)
   Increase in unpaid losses and loss adjustment expenses                         12,614              47,042
   Increase in accrued policyholder dividends                                         41                 253
   Increase in accounts payable and accrued expenses                               7,046               2,502
   Increase in unearned premiums                                                   4,050               7,374
   Other, net                                                                       (819)               (650)
                                                                                 -------           ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                         19,035              41,129
                                                                                 -------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of common and preferred stocks                                 499               6,423
   Proceeds from sale of available for sale fixed maturities                        --                77,879
   Proceeds from maturities and calls of available for sale fixed                 11,605               7,026
     maturities
   Proceeds from sale of property and equipment                                       30                  15
   Purchase of preferred and common stocks                                        (3,202)             (4,231)
   Purchase of available for sale fixed maturities                               (19,326)           (128,744)
   Purchase of property and equipment                                               (813)             (1,430)
   Purchase of insurance agency                                                      (41)               (378)
                                                                                 -------           ---------
NET CASH USED IN INVESTING ACTIVITIES                                            (11,248)            (43,440)
                                                                                 -------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under line of credit agreement, net                                  2,471               --
   Payments on notes payable                                                      (1,721)               (364)
   Dividends paid                                                                   --                  (754)
   Exercise of stock options                                                        --                   206
   Repurchase of common stock                                                       --                (1,896)
   Sale of common stock                                                               46               --
   Retirement of common stock                                                        (62)              --
                                                                                 -------           ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                  734              (2,808)
                                                                                 -------           ---------

NET INCREASE (DECREASE) IN CASH AND INVESTED CASH                                  8,521              (5,119)
Cash and invested cash at beginning of period                                     10,707              19,452
                                                                                 -------           ---------
                                                                                 -------           ---------
CASH AND INVESTED CASH AT END OF PERIOD                                          $19,228             $14,333
                                                                                 -------           ---------
                                                                                 -------           ---------

See notes to condensed consolidated financial statements.

                        PAULA FINANCIAL AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 (UNAUDITED)




NOTE A - BASIS OF PRESENTATION

PAULA Financial and subsidiaries (the "Company") is an integrated insurance organization specializing in the production, underwriting and servicing of workers' compensation and accident and health insurance primarily for agribusiness clients in California, Arizona, Oregon, Idaho, Alaska, Texas, Florida, New Mexico and Nevada.

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

Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the year ended
December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

The Company's revenues have consisted primarily of premiums earned from workers' compensation insurance underwriting, premiums earned from group medical insurance, commission income, net investment income and other income. Premiums earned during a period represent the portion of direct premiums written for which all or a portion of the coverage period has expired, net of reinsurance. Premiums written for the three months ended September 30, 1998 and 1997, were $38.9 million and $25.5 million, respectively. Premiums written for the nine months ended September 30, 1998 and 1997, were $116.7 million and $71.4 million, respectively. Commission income is earned from Pan Am's distribution of insurance for insurers other than PICO and PACO. Net investment income represents earnings on the Company's investment portfolio, less investment expenses. Other income consists of third party administration fees and other miscellaneous items.

The Company's expenses have consisted of losses and loss adjustment expenses incurred, dividends provided for policyholders and operating expenses. Losses include reserves for future payments for medical care and rehabilitation costs and indemnity payments for lost wages. Loss adjustment expenses include expenses incurred in connection with services provided by third parties, including expenses of independent medical examinations, surveillance costs, and legal expenses as well as staff and related expenses incurred to administer and settle claims. Loss and loss adjustment expenses are offset in part by estimated recoveries from reinsurers under reinsurance treaties. Operating expenses include commission expenses to third party insurance agencies and other expenses that vary with premium volume, such as premium taxes, state guaranty fund assessments and underwriting and marketing expense, as well as general and administrative expenses, which are less closely related to premium volume.

The Company's revenues are seasonal, and have tended to be highest in the second and third quarters of each year. This is due primarily to the seasonality of the size of the workforce employed by the Company's agribusiness clients.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998:

PREMIUMS WRITTEN. The Company's growth rate for premiums written slowed in the third quarter. The Company's premiums written for the three months ended September 30, 1998 increased 52.5% to $38.9 million from $25.5 million for the comparable 1997 period. The majority of this growth reflects activity from prior periods. During the third quarter of 1998, policy count increased 2.4% from 10,886 as of June 30, 1998 to 11,148 as of September 30, 1998. The Company's premiums written for the nine months ended September 30, 1998 increased 63.5% to $116.7 million from $71.4 million for the comparable 1997 period. The growth in premiums written was primarily attributable to the net addition of new policyholders and increased policyholder payrolls. The Company's growth was particularly strong in Texas during the third quarter.

PREMIUMS EARNED. For the reasons described above for premiums written, the Company's premiums earned for the three months ended September 30, 1998 increased 74.2% to $40.8 million from $23.4 million for comparable 1997 period and increased 62.6% to $106.0 million for the nine months ended September 30, 1998 from $65.2 million for comparable 1997 period.

COMMISSION INCOME. For the three months ended September 30, 1998 commission income was $0.8 million compared to $0.9 million for the comparable 1997 period. Commission for the nine months ended September 30, 1998 was $2.4 million compared to $2.6 million for the comparable 1997 period. The decreases are primarily a result of decreased premiums placed with carriers other than PICO and PACO due to a Company decision to focus on writing PICO workers compensation insurance. Commissions paid to Pan Am on PICO and PACO business are eliminated in the Company's consolidated financial statements.

NET INVESTMENT INCOME. Net investment income increased 80.4% to $2.4 million for the three months ended September 30, 1998 from $1.4 million for the comparable 1997 period. Net investment income increased 71.7% to $6.6 million for the nine months ended September 30, 1998 from $3.9 million for the comparable 1997 period. The increase was the result of significant cash flow increases from PICO's underwriting activity and the proceeds from the Company's initial public offering in October 1997. Average invested assets increased to $152.3 million for the nine months ended September 30, 1998 from $93.4 million for the comparable period in 1997. The Company's average yield on its portfolio was 5.8% for the nine month period in 1998 and 5.5% for the nine month period in 1997.

NET REALIZED INVESTMENT GAINS. Net realized investment gains increased to $1.8 million for the three months ended September 30, 1998 from $0.2 million for the comparable 1997 period. Net realized investment gains increased to $1.7 million for the nine months ended September 30, 1998 from $0.2 million for the comparable 1997 period. The increase is a result of a tax planning strategy to reposition a portion of the investment portfolio from tax exempt to taxable securities which was effected in the third quarter of 1998.

LOSSES AND LOSS ADJUSTMENT EXPENSES INCURRED. The Company's loss ratio for the three months ended September 30, 1998 increased to 80.9% from 68.5% for the comparable 1997 period. The Company's loss ratio for the nine months ended September 30, 1998 increased to 91.1% from 68.3% for the comparable 1997 period. The increase in the 1998 loss ratios is due to higher 1998 losses on the Company's California book of business. Additionally, the increase in the nine month loss ratio compared to the 1997 period is largely attributable to actions taken by the Company to increase loss reserves on the 1997 and 1998 accident years by a total of $14.8 million in the second quarter of 1998.

In the first two quarters of 1998, the Company saw reserve development on the 1997 accident year for California business in excess of its expectations, given prior year reserving trends. The Company's second quarter 1998 reserve adjustment, expressed as a percentage of 1997 and six month 1998 combined premiums, implied a pricing deficiency for those periods. The Company began to address this pricing deficiency early in 1998 through rate increases and non-renewal activity.

DIVIDENDS PROVIDED FOR POLICYHOLDERS. Dividends provided for policyholders as a percentage of premiums earned for the three months ended September 30, 1998 was 0.2% compared to 1.9% for the comparable 1997 period. Dividends provided for policyholders as a percentage of premiums earned for the nine months ended September 30, 1998 was 0.6% compared to 1.1% for the comparable 1997 period. During the first quarter of 1998, the Company paid $0.3 million in policyholder dividends related to certain Arizona policies in which the loss experience developed better than anticipated.

OPERATING EXPENSES. Operating expenses increased 43.8% to $11.0 million for the three months ended September 30, 1998 from $7.6 million for the comparable 1997 period, primarily due to a $2.5 million increase in variable expenses, principally commissions paid to unaffiliated agencies. Operating expenses increased 31.9% to $29.5 million for the nine months ended September 30, 1998 from $22.4 million for the comparable 1997 period largely due to a $5.9 million increase in variable expenses, principally commissions paid to unaffiliated agencies.

INCOME TAXES. Income tax expense for the three months ended September 30, 1998 was $0.4 million compared to an income tax expense of $0.6 million for the comparable 1997 period. Income tax benefit for the nine months ended
September 30, 1998 was $3.9 million compared to income tax expense of $1.2 million for the comparable 1997 period. The effective combined income tax rates for the three months ended September 30, 1998 and 1997 were 20.6% and 33.4%, respectively. The effective combined income tax rates for the nine months ended September 30, 1998 and 1997 were (41.9%) and 24.8%, respectively. These rates vary from the combined statutory rate due to the investment income on tax-exempt securities.

NET INCOME (LOSS). Net income for the three months ended September 30, 1998 was $1.6 million compared to net income of $1.3 million for the comparable 1997 period. Net loss for the nine months ended September 30, 1998 was $5.3 million compared to net income of $3.6 million for the comparable 1997 period. The net loss for the nine months of 1998 is primarily attributable to actions taken by the Company to increase loss reserves on the 1997 and 1998 accident years by a total of $14.8 million in the second quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES:

As a holding company, PAULA Financial's principal sources of funds are dividends and expense reimbursements from its operating subsidiaries, proceeds from the sale of its capital stock and income from its investment portfolio. PAULA Financial's principal uses of funds are capital contributions to its subsidiaries, payment of operating expenses, dividends to its stockholders and repurchase of Company common stock.

California law places significant restrictions on the ability of the insurance subsidiaries to pay dividends to PAULA Financial. Based on these restrictions and the Company's results for the year ended December 31, 1997, PAULA Financial would be able to receive $6.4 million in dividends in 1998 from its insurance subsidiaries without obtaining prior regulatory approval from the California Department of Insurance ("DOI"). No dividends were paid by the insurance subsidiaries to PAULA Financial during the nine months ended September 30, 1998.

Through June 30, 1998, the Company retained $16.6 million from the proceeds of its initial public offering at the parent company level in various investment grade securities. In August 1998, the Company contributed $8.2 million to PICO to support its underwriting activities. An additional $3.7 million was contributed to PICO in September 1998. Management believes that the remaining offering proceeds, funds available under the Credit Agreement described below, and expense reimbursements and dividends from its operating subsidiaries will be sufficient to meet the parent company's normal operating cash needs for at least twelve months.

In March 1997, PAULA Financial entered into the Credit Agreement with a commercial bank providing PAULA Financial with a revolving credit facility of $15.0 million until December 31, 1999. At such time PAULA Financial may elect to convert all or a portion of the borrowings then outstanding under such facility into a term loan payable in quarterly installments and maturing on December 31, 2001. Each of PAULA Financial's non-insurance subsidiaries has guaranteed all obligations of PAULA Financial under the Credit Agreement. As of October 30, 1998, $2.0 million was outstanding under this facility. This use of the Credit Agreement was for repurchase of the Company's common stock.

On August 12, 1998, the Company announced the approval by the Board of Directors of a 500,000 share stock repurchase program. On October 29, the Board authorized an additional 500,000 shares, bringing the total authorization under the program to 1,000,000 shares. The shares are expected to be repurchased over the next 33 months through open market and/or privately negotiated purchases. As of October 30, 1998, the Company had repurchased 352,500 shares.

The Company's investments consist primarily of taxable and tax-exempt United States government and other investment grade securities and investment grade fixed maturity commercial paper and, to a lesser extent, equity securities. The Company does not generally invest in below investment grade fixed maturity securities, mortgage loans or real estate. During the third quarter of 1998, the Company repositioned a substantial portion of the investment portfolio from tax exempt to taxable securities. The overall asset quality and duration of the portfolio was unchanged. The repositioning was done for tax planning purposes. The Company has invested in the equity securities of two founders of the PAULA Trading Company (an affiliated agency) other than Pan Am as a part of the parent company's investment portfolio.

As of September 30, 1998, the carrying value of the Company's fixed maturity securities portfolio was $159.1 million of which $150.8 million was rated. Of the rated fixed maturities portfolio 97.1% was rated "A" or better by S&P, Moody's or Fitch.

California workers' compensation insurance companies are required to maintain some of their investments on deposit with the California DOI for the protection of policyholders. Other states in which PICO is licensed have also required PICO to post deposits for the protection of those states' policyholders. Pursuant to applicable state laws, PICO had, as of September 30, 1998, securities with a par value of $86.1 million held by authorized depositories pursuant to these deposit requirements. In addition to the deposits, the Company's insurance company operating subsidiaries must maintain regulated levels of capital and surplus in relation to premiums written and the risks retained by the subsidiaries.

Effective October 1, 1998, the Company entered into a excess of loss reinsurance agreement with a retention of $50,000. Concurrent with this agreement, the Company entered into an excess of loss agreement which covers a portion of losses in the $40,000 excess of $10,000 layer and a quota share agreement which covers a portion of losses below $10,000. In addition, effective July 1, 1998, the Company modified its prior existing excess of loss reinsurance treaty coverage on the $250,000 excess of $250,000 layer to retain the first $2.0 million in aggregate losses, with a corresponding reduction in the Company's reinsurance rate.

YEAR 2000 CONSIDERATIONS

OVERVIEW. The Company's Year 2000 Project (the "Project") is proceeding on schedule. The Project involves resolving the potential impact of the Year 2000 on the processing of date-sensitive information by the Company's internal computer systems and equipment and by the computer systems and equipment utilized by third parties with whom the Company maintains material relationships.

The Company believes that it has identified substantially all of its own information technology systems ("IT Systems") and non-information technology (embedded technology) systems ("Non-IT Systems") which require modification in order to become Year 2000 compliant. In addition, the Company believes that it has identified those third parties whose inability to handle date-sensitive processing could materially and adversely impact the Company if corrective action is not taken in a timely manner.

The Company has identified five major internal IT Systems which require attention as part of the Project: General Ledger ("GL"), Agency Operations ("Agency"), Underwriting, which includes policy issuance, maintenance of policy records, billing and auditing ("Underwriting"), Claims Adjudication ("Claims") and Third Party Administration, which includes life insurance and accident and health insurance policy issuance, maintenance and billing operations ("TPA"). The Company's approach to each of these systems differs based on the Company's use of the system and whether the system was purchased from a third party or developed in-house.

GL SYSTEM. The Company has completed in-house construction and testing of a new GL system. The new GL system was made Year 2000 compliant as part of its construction. The Company has completed all work on this system.

AGENCY SYSTEM. The Company's in-house developed Agency System is not Year 2000 compliant. The Company has chosen not to correct the in-house system and instead to outsource Agency System processing to a third party. The Company began the process of out-sourcing its Agency System needs to James G. Parker Insurance Associates ("Parker"), one of the founders of the PAULA Trading Company, in 1997. Parker utilizes an agency software system provided by a third party vendor which is Year 2000 compliant. The Company has received oral assurance of this fact from the software provider and expects written confirmation soon. The Company intends to have outsourced all of its Agency System functions by the end of 1998.

UNDERWRITING SYSTEM. The Company's in-house Underwriting system is not Year 2000 compliant. Correcting this situation is the Company's most significant Year 2000 project. The Company is currently constructing a new in-house Underwriting system that will be Year 2000 compliant, but this new system is not expected to address the Year 2000 issues in a timely fashion.

The Company has chosen to make its existing Underwriting system Year 2000 compliant using a technique known as "windowing," which is a solution that will work for many years, but not permanently. Windowing is faster and requires less testing than permanent solutions. The Company believes permanent solutions are not necessary in light of the new system under development.

The Company has purchased a software tool to perform the windowing project and has retained several consultants familiar with the software tool to perform the project. The consultants will work under the supervision of the Company's information services staff. The Company has identified the programs to be modified, prioritized those programs based on their earliest expected date of failure and has begun customizing the software tool to perform the correction to the programs. The Company has prepared a testing environment to perform the corrective procedures.

The Company expects phase I of the windowing project to be completed by November 15, 1998. This phase involves correcting and testing programs utilizing policy expiration dates. The Company expects to begin to issue policies with 2000 expiration dates commencing November 16, 1998. Due to the short time frame, the Company is performing the windowing procedure on the phase I programs manually rather than using the software tool.

The Company expects the software tool to be configured and ready to work on phase II programs by mid-January 1999. Phase II programs are involved in month-end calculations and reporting. The Company expects correction and testing of phase II programs to be completed prior to month-end January 1999. The Company expects phase III of the windowing project, involving correction and testing of all other Underwriting system programs, to be completed during the second quarter of 1999.

CLAIMS SYSTEM. The Company's Claims system is licensed from a third party vendor. The Claims system uses two distinct products, one for claims reporting and one for claims adjudication. The Company has added custom features to the standard version of each of the products provided by the vendor.

The Company has licensed and expects delivery of an upgrade to its Claims adjudication system in late December 1998 which will be Year 2000 compliant. However, that upgrade will not include all of the features added to the older version of the Claims adjudication system. The Company is working with the vendor to identify the features which must be added to the upgraded Claims adjudication system after delivery in December 1998. The vendor has agreed to perform the customization. The features identification will be completed during the fourth quarter of 1998. The Company expects the customization to be completed during the first quarter of 1999 and final installation, testing and training to be complete by the end of the second quarter of 1999.

The Company does not believe that utilizing the non-Year 2000 compliant version of the Claims adjudication system through the second quarter of 1999 will materially impair operations. The Company is performing ongoing testing to verify this belief, which it will complete during the fourth quarter. In the event that the Company determines that the Claims adjudication system must be made Year 2000 compliant prior to the completion of testing of the customized upgrade, the Company intends to modify the programs of the existing version of the Claims system to make it Year 2000 compliant. The Company would utilize the windowing technique, the software tool and the outside consultants described above under "Underwriting System" if correcting the Claims adjudication system programs becomes necessary. The Company will decide whether to take this alternative step by the end of 1998. The Company is currently performing testing to ascertain how long it would take to correct the existing version of the Claims adjudication system.

The Company's Claims reporting system will not be made Year 2000 compliant by the vendor. The Company has chosen to outsource the claims reporting function to the vendor which maintains a Year 2000 compliant version on its internal mainframe computer and personnel to perform initial claim input on behalf of the Company. The outsource will be effective at the beginning of the second quarter of 1999. The Company's Claims reporting system must be corrected to properly process certain claims prior to January 1, 1999. The Company has identified a corrective procedure which involves the windowing technique described above under "Underwriting System." If the Company does not receive a better procedure from the vendor, the Company will implement its procedure beginning mid-November 1998 and believes it will be fully implemented and tested by December 31, 1998.

TPA SYSTEM. The Company has licensed a third party claims administration software product that the Company uses for all TPA functions. The Company has been informed by the vendor that a Year 2000 upgrade to the version used by the Company will be delivered during the fourth quarter of 1998. The Company has added some features to the older version of the standard product supplied by the vendor. The Company is currently evaluating the differences between the features of the Company's existing version and the upgraded version. The Company is also evaluating whether to customize the upgraded version in-house or retain the vendor to perform the customization. The Company expects to complete the features assessment and make the decision as to which enterprise will perform the customization by the end of 1998. The Company believes that the customization, installation and testing of the Year 2000 upgrade will be completed during the first quarter of 1999 regardless of the party performing the customization.

NON-IT SYSTEMS. The Company has addressed its primary Year 2000 issues relating to Non-IT Systems by purchasing a new IBM mainframe computer to run its IT Systems. The Company intends to purchase a new second mainframe from IBM to extend the Company's computing capacity during the first quarter of 1999. At that time, the Company's old IBM mainframe will be relegated to a back-up role. The Company has obtained satisfactory evidence that the operating system of the Company's new mainframe computers are Year 2000 compliant from IBM's Internet website.

The Company is beginning to inventory its other Non-IT Systems as part of the Project. These systems include the Company's personal computer network, telephone switching equipment and other office equipment. Once these systems are inventoried, the Company will prioritize the impact of their failure due to Year 2000 issues and then begin testing and correcting to bring them into Year 2000 compliance. The Company expects the inventory and prioritization phases to be completed by year-end 1998 and corrective action to be completed during the second quarter of 1999.

The Company does not believe that it is materially exposed to any Company-specific Non-IT System Year 2000 issues other than those addressed by purchasing new mainframe computers due to the nature of the Company's business. The Company has no material property, plant or equipment.

THIRD PARTY YEAR 2000 ISSUES. The Company has begun a process to obtain Year 2000 compliance assurances from third parties with whom the Company has material trading arrangements, or upon whom the Company relies to a material extent in its normal operations. These third parties include third party utilization review companies, third party claims administrators, claims adjudication tool vendors and others. The Company will endeavor to satisfy itself that each third party performing important functions for the Company has taken necessary measures to ensure that their IT and Non-IT Systems will be Year 2000 compliant in a timely manner. To the extent that the Company concludes this not to be possible, the Company will either change to new third party suppliers or assist the existing third parties' compliance efforts with staff, financial assistance or outsourcing alternatives. The Company cannot project the cost of such assistance at this time. The Company's priorities in addressing third party compliance are those third parties who assist the Company with policy issuance, policy maintenance and claims adjudication.

COSTS. The total cost associated with required program modifications, software upgrades and equipment purchases to become Year 2000 compliant is not expected to be material to the Company's financial position, results of operations or cash flows. The Company's total budget for its Year 2000 compliance program, which began in 1997, is $875,000. This estimate does not include the Company's potential share of Year 2000 costs that may be incurred by the Company's trading partners which the Company may choose to bear to increase the likelihood of their timely Year 2000 compliance.

Of the total budget amount, $80,000 was spent in 1997, $175,000 has been spent in 1998 through September 30, 1998, $155,000 is expected to be spent in the fourth quarter of 1998 and $465,000 will be spent during 1999. Approximately $105,000 of the expenditures through September 30, 1998 have been for new hardware, $50,000 has been spent to support Parker's start-up of Agency IT system operations, $30,000 has been spent on the Underwriting system windowing project, and $70,000 has been spent on all other aspects of the Project. The costs associated with the Company's new Underwriting System are not included in the Year 2000 budget. The Company is utilizing cash flow from operations to fund its Year 2000 budget needs.

CONTINGENCIES. The Company is currently reviewing its alternatives in the event that it is not able to complete its Year 2000 compliance plans in a timely manner. These alternatives include, without limitation, purchasing third party insurance company software packages, acceleration of the construction of the Company's new Underwriting system and outsourcing the non-compliant Company functions to third parties. Each of these alternatives is less advantageous to the Company than its current Year 2000 compliance plan and, if required, could have a material adverse effect on the Company's financial position, results of operations or cash flows.

RISKS. The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, financial condition and cash flow. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, financial condition or cash flows. The Company believes the Project will significantly reduce the Company's level of uncertainty about the Year 2000 problem.

CONSULTANTS. The Company has not used the services of independent Year 2000 consultants to assess its IT System and Non-IT System needs, although the Company is utilizing the services of independent consultants in its Underwriting System windowing project and in constructing its new Underwriting system.

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

PART II.  OTHER INFORMATION


Item 2:  Changes in Use of  Proceeds.

         In August 1998, the Company contributed $8.2 million of initial public offering proceeds to PICO to support underwriting activities. An additional $3.7 million of initial public offering proceeds was contributed to PICO in September 1998. As of September 30, 1998 all initial public offering proceeds had been utilized for the purposes intended.

Item 6:  Exhibits and Reports on Form 8-K:

          (a)     Exhibits.

                   3.2 Certificate of Designations of Series B Junior Participating Cumulative Preferred Stock of PAULA Financial.

                   4.2 Specimen certificate for Common Stock, par value $.01 per share, including legend evidencing attached Stock Purchase Rights.

                   10.18 Sixth Amendment, dated May 11, 1998, and Seventh Amendment, dated September 17, 1998, to the Company's Lease for its Pasadena, California office dated January 1, 1989, as amended and as assigned to date, between LACERA Gateway Property, Inc., as lessor and PAULA Insurance Company, as lessee.

                   10.19 Endorsement 8, dated March 9, 1998, and Endorsement 9, dated August 28, 1998, to Agreement of Reinsurance No. 7448 dated February 16, 1990, as amended and endorsed to date, between General Reinsurance Corporation and PAULA Insurance Company.

                  11.       Computation of Earnings Per Share.

                  27.      Financial Data Schedule.

          (b)     Reports on Form 8-K.

                  During the quarter ended September 30, 1998, the Company filed a report on Form 8-K dated September 24, 1998 relating to the adoption of the Company's Stockholder Rights Plan.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 12, 1998               PAULA FINANCIAL



                                       By: /s/ James A. Nicholson
                                          --------------------------------------
                                       Senior Vice President and Chief Financial
                                       Officer