Form 10-K
period 1998-12-31
PAULA FINANCIAL
filed 1999-03-30
CIK 929031

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  -------------
                                    FORM 10-K

         (Mark One)

         [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

Securities Registered pursuant to Section 12(b) of the Act:

                                      NONE

Securities Registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $0.01 PAR VALUE
                                (Title of Class)
               RIGHTS TO PURCHASE PREFERRED STOCK, $0.01 PAR VALUE
                                (Title of Class)

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


                        (Cover page 1 of 2 pages)

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                  ----------

     The aggregate market value of the voting stock held by nonaffiliates of the registrant was $36,635,594 as of March 15, 1999.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     As of March 15, 1999, the registrant had outstanding 5,928,967 shares of Common Stock, $0.01 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. The information called for by Part III, Items 10, 11, 12 and 13 of this report are incorporated herein from the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders.

2. A number of the exhibits to this Report called for by Part IV, Item 14 are incorporated herein from the Company's Registration Statement on Form S-1 (Reg. No. 333-33159) filed on August 8, 1997, from Amendment No. 1 thereto, and from the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 1998.



-------------------------------------------------------------------------------

                                     PART I

ITEM 1.   BUSINESS

THE COMPANY

     The Company is a California-based specialty underwriter and distributor of commercial insurance products which, through its subsidiary PAULA Insurance Company ("PICO"), is one of the largest underwriters specializing in workers' compensation insurance products and services for the agribusiness industry. The Company began operations in 1946 as an insurance agency providing workers' compensation and group medical employee benefits to agribusiness employers in underserved rural markets. In 1974, PICO was formed to underwrite the workers' compensation portion of the business distributed by Pan American Underwriters, Inc. ("Pan Am"), the Company's insurance agency. The Company's other principal subsidiary is PAULA Assurance Company ("PACO"), a life and health carrier. The Company transacts all of its business in the United States.

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

BUSINESS STRATEGY

     The Company believes that its differentiated approach as a provider of insurance services to the agribusiness industry and its expertise with immigrant employee groups, partial year workforces and businesses in rural communities have been important to its success. The Company views its strengths as: (i) its integrated distribution and underwriting activities; (ii) the distinctive labor relations and cost containment services it provides; and (iii) its underwriting and risk management expertise with respect to agribusiness risks.

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

     The Company continues to grow outside of its historic California and Arizona markets. Since 1994, the Company has become licensed in seven additional states: Oregon, Idaho, Texas, Florida, Alaska, Nevada and New Mexico. In addition, the Company has entered into a reinsurance fronting arrangement allowing it to underwrite risks in most other states. The Company has begun to use this facility to write agribusiness risks in the midwestern and southeastern United States. In new states, the Company targets the same types of small-to-medium-sized agribusiness operations that it has historically served. With the addition of New Mexico and Texas, the Company is now licensed in all states that share a border with Mexico. Migrant labor pools, however, stretch into Oregon, Idaho and any other locations where fresh food is hand harvested in the United States.

     The Company has capitalized on its experience working in the agribusiness industry by expanding into other industries with immigrant workforces, including grocery stores, restaurants and garment manufacturers. Like agribusiness employers, these business typically hire low-wage immigrant labor forces to perform semi-skilled labor and have risk characteristics and service requirements similar to those of the Company's agribusiness client base. PAULA Trading Company ("PTC") member agencies with expertise in these industries have been the key factor behind the Company's growth in non-agribusiness industries.

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

     To enhance the Company's presence in rural areas not served by Pan Am, the Company affiliates with insurance agencies of similar size and operating histories to Pan Am. In late 1996 and early 1997, the Company made minority equity investments in two regional commercial insurance agencies and formed the PTC to affiliate with other independent agencies. Typically, PTC member agencies have extensive operating histories, a significant commercial insurance presence in rural communities and historically high client persistency rates.

     The Company believes it gains significant marketing benefits from the endorsements Pan Am has developed for the Company. These endorsements by more than 25 prominent trade associations have allowed the Company to be identified with brand names significant to agribusiness customers. Trade associations which have endorsed the Company have recommended the Company's products and services to their members. Endorsements provide the Company with access to large groups of potential customers without the usual sales process of prospecting individual clients. The Company believes that solicitation of association members results in a higher percentage of sales than do individual unaffiliated solicitations.

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

    LOSS PREVENTION. Since employee turnover is high among agribusiness employers and labor intensive agribusiness requires little fixed equipment, the Company's field representatives hold employee safety training, forklift training and tail-gate sessions for the Company's clients and their employees. In addition, the Company's field representatives train crew foremen and field supervisors on safety practices, visit the workplace to help prevent fraudulent claims and report safety concerns to the Company's loss control consultants and underwriters. The Company's field representatives are a team of community-based bilingual employees with agribusiness employment backgrounds.

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

    CLAIMS MANAGEMENT EXPERTISE. The Company commits significant resources to its claims operations. The Company's claims staff is bilingual, with many years of claims experience and manages its number of open claims per examiner below the industry average.

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

     AGRIBUSINESS UNDERWRITING EXPERTISE

   KNOWLEDGE OF AGRIBUSINESS RISKS. The Company's proprietary loss experience database, its trade association endorsements and its understanding of the risk management needs of agribusiness employers are the key elements of its underwriting capabilities. The Company's rate making process benefits significantly from more than 50 years of claim experience in the agribusiness industry and a proprietary database built over 25 years. This database includes experience by class of business and by subclass within those business classes in which the Company specializes. The information in the database has been developed since PICO's inception and is relevant today in that the Company continues to specialize in many of the same classes of business in which it has historically focused. This experience has enabled the Company to differentiate risks by creating many farm classes and subclasses, reflecting the unique characteristics of job classifications and differences in farming operations.

    TRADE ASSOCIATION ENDORSEMENTS AND SAFETY GROUPS. The Company enjoys the endorsement of more than 25 trade associations and has promoted the formation and operation of more than 40 other safety groups that purchase workers' compensation insurance from the Company. Each employer participating in these groups is pooled with other homogeneous employers for the purpose of rating experience. These groups help the Company to achieve the actuarial benefit of writing larger pools, to provide safety training and services to small accounts more efficiently and to promote the selection of good risks and safety practices by linking the self interest of each group member. The Company believes that the loss ratios of its trade association and safety group customers have been lower than those of its customers as a whole. The trade association endorsements, in particular, are also a good source of marketing opportunities through access to association mailing lists. Approximately one-third of the Company's policies are in trade associations and safety groups.

    RISK MANAGEMENT. Risk management is the process of identifying and analyzing loss exposures and taking steps to minimize the financial impact of those exposures. The Company's loss control consultants, most of whom are bilingual and are trained and certified in various farm safety practices, assist the underwriters in reviewing new accounts and in initiating safety programs based on industry best practices for each type of customer.

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

     The Company believes that the experience level required to be successful in serving the agribusiness industry makes it difficult for competitors to enter this market. In most states in which it operates, the Company's single largest competitor for agribusiness is that state's workers' compensation insurance fund. Due in part to the limited number of non-governmental carriers, state funds have built substantial market share in the states where they exist.

     TRADE ASSOCIATIONS AND SAFETY GROUPS

     Two significant factors in the Company's insurance operations have been the efforts of Pan Am to obtain endorsements from agricultural trade associations and to promote the formation and operation of safety groups. The Company believes that it gains significant marketing and underwriting benefits from these relationships. Trade association endorsements are made and renewed on an annual basis. As of December 31, 1998, no single trade association or safety group accounted for more than 5% of the Company's estimated annual premium ("EAP"). The Company individually underwrites each policy and is not obligated to offer insurance to any trade association member. The Company works with significant independent employers or groups of employers in selected crops or industries to form safety groups for group insurance purchasing and safety training purposes. Safety groups are chartered business entities which are registered with the applicable Department of Insurance and formed primarily to encourage workplace safety among employer members of the group and to purchase workers' compensation insurance as a group.

     OTHER EMPLOYERS OF HISPANIC AND IMMIGRANT LABORERS

     In recent years, the Company has leveraged its experience working with non-English speaking immigrant workers into serving the needs of other businesses employing low-wage, Hispanic workers and other immigrant populations. Examples include Company programs focused on grocery stores, restaurants and garment manufacturers.

DISTRIBUTION

     DIRECT

     The Company, operating through its wholly-owned subsidiary Pan Am, distributes its workers' compensation products to employers in California, Arizona and Oregon. Management believes Pan Am is one of the largest agency operations specializing in offering employee benefit products to agribusiness-related employers in California and Arizona. Pan Am primarily has developed internally, to a current full-time sales force of approximately 32, with commission revenues (before intercompany eliminations) of $8.7 million in 1998. Pan Am, as agent and broker, offers its customers a wide range of insurance products tailored to agribusiness employers' specific needs.

     Pan Am's revenues are derived from commissions from the placement of insurance with insurance carriers, including PICO and PACO. In 1998, Pan Am placed 53.5% of its total insurance premiums with PICO and PACO. The Company's integration of the sales and underwriting elements of the workers' compensation insurance business sold through Pan Am enhances the Company's ability to retain this business. PICO's insurance business sold through Pan Am is not vulnerable to being moved at the sole discretion of the agent, although PICO's insurance sold through Pan Am is still subject to competition from other insurance agents. For 1998, 30% of PICO's premiums written was sold through Pan Am.

     Pan Am has approximately 59 full-time equivalent employees operating from 17 offices in California, Arizona and Oregon; these locations also house PICO personnel and operations. This provides Pan Am sales personnel with direct access to insurance company underwriting and claims personnel which, the Company believes, improves the effectiveness of Pan Am's sales and servicing efforts.

     PAULA TRADING COMPANY

     To enhance the Company's presence in rural areas not served by Pan Am, the Company affiliates with insurance agencies of similar size and operating histories to Pan Am, primarily through the PTC membership arrangement. The insurance agencies that have been selected to join the PTC are expected to submit applications on risks where there is a high likelihood of PICO successfully writing the business. PICO also typically expects the first and last chance to quote agribusiness or Hispanic-focused workers' compensation business written by a PTC member. The agencies also pay a membership fee to the PTC. PTC members have access to PAULA's innovative product features such as an employment practices liability insurance ("EPL") product and have the potential to join an insurance agency marketing arrangement established by the founders of the PTC. The Company believes the PTC allows the Company to receive better quality insurance submissions, face less price competition and maintain relatively lower insurance business acquisition costs.

     INDEPENDENT INSURANCE AGENTS

     The Company appoints a limited number of independent insurance agents, who are not affiliated with the PTC, to sell its workers' compensation insurance, primarily in states outside of California. The Company favors appointing independent agents who will primarily represent the Company in its desired agribusiness focused markets rather than presenting the Company as one of many competing quotes together in a pricing comparison.

     OTHER AGENCY OPERATIONS

     Other products and services offered by Pan Am include group health insurance, third party administration, managed care programs, property and casualty insurance, crop insurance, life and disability insurance and other financial services.

SCOPE OF OPERATIONS

     The Company has operated successfully in California for more than 50 years and in Arizona for more than 40 years. In 1994, the Company commenced operations in Oregon to test whether its business formula would prove successful in other jurisdictions. The Company wrote its first policy in Oregon on January 1, 1995. The Company next commenced operations in Idaho, where it wrote its first policy on July 1, 1996, just prior to the legislative requirement that workers' compensation insurance become mandatory for agricultural employers for the first time in January 1997. Most recently, the Company has expanded into Alaska, Florida, New Mexico and Texas. The Company has been licensed to write insurance in Nevada and expects to commence operations there in July 1999. The Company also writes insurance risks in other states through a reinsurance fronting facility put in place in late 1998. The Company has focused its expansion in states with significant labor-intensive agribusiness insurance opportunities.

PRODUCTS AND SERVICES

     The Company's principal product consists of workers' compensation insurance policies sold primarily to agribusiness employers. For the year ended
December 31, 1998, workers' compensation premiums earned accounted for 88.8% of the Company's revenues.

     In order to differentiate its product from its competitors and provide the members of the PTC with points of difference to aid them with the sale and retention of business, the Company has developed a number of innovative product features, including: (i) automatic coverage in California for discrimination claims based on an employee's intent to file a workers' compensation claim;
(ii) available EPL insurance in California, which provides coverage for sexual harassment, wrongful termination and discrimination; (iii) automatic benefits for the provision of occupational medicine to workers' compensation claimants in Mexico; and (iv) additional premium credit to the insured employer in California when the agent provides both the workers' compensation and health insurance to the employer client and its employees. The Company has entered into a quota-share reinsurance agreement with Lloyds of London with respect to the underwriting risk of its EPL product. The Company's EPL product was introduced in April 1997 and generated gross premiums written of $632,000 for the year ended December 31, 1998.

     The Company sells "AmeriMex", a product underwritten by PACO, which is typically sold alongside PICO's workers' compensation product in California, and which provides group medical benefits for services rendered at three provider hospitals in Mexico. PACO also offers low limit group term life and accidental death and dismemberment insurance to employer groups. The Company's third party administrator ("TPA") services consist of the independent administration of claims and related matters for self-insured employers' health benefit plans. For the year ended December 31, 1998, TPA, group medical and group life products accounted for an aggregate of less than 2% of the Company's revenues. These products are typically sold to the same employers that purchase the Company's workers' compensation products.

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

     The Company focuses on small- to medium-sized accounts which make up the broadest segment of agribusiness employers. PICO's average annual workers' compensation policy premium, as measured by EAP, was $11,156 as of December 31, 1998. The Company has found that smaller businesses tend to be supervised by the owner rather than management staff. The Company believes that an employer's claims experience directly depends on the owner's commitment to workplace safety and its hiring practices. By underwriting small- to medium-sized accounts, the Company has an opportunity to assess directly the owners' commitment to workplace safety rather than trying to assess such commitment through interaction with management staff.

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

     On accounts larger than $75,000 in EAP, the Company's underwriters generally consult with the Company's senior claims management personnel during the underwriting process. For new business submissions, this process improves the Company's ability to estimate an employer's expected claims experience. For renewing businesses, this process informs the underwriters of the Company's experience handling claims for the particular employer and the employer's attitude toward safety, cooperation in the claims settlement process, return to work efforts and collection payment history.

     Once an account is written, a service plan is put into place utilizing appropriate members of the Company's team of bilingual field representatives and certified loss control specialists and employer personnel to establish and periodically review formal and informal safety programs, safety committees, conformity with OSHA standards, procedures for reporting injuries, medical cost containment, anti-fraud information, accident investigation, safety incentive/rewards programs and claims review procedures. The Company's field representatives provide a number of valuable services for the Company's underwriting and claims personnel as well as to the Company's insured employers. All of the field representatives speak English and Spanish. The field representatives spend their working hours making periodic visits to the Company's insured employers and their workers. Among other things, the field representatives provide feedback to the Company's underwriting personnel about particular accounts and their attitude toward, and actions to implement, workplace safety. The Company uses its bilingual, state-certified loss control personnel to hold safety seminars to train insureds' employees.

     The Company has established an underwriting referral policy designed to allow the Company's senior underwriting officer to review all large and unusual underwriting opportunities. All accounts with (i) high EAP, (ii) high experience modifications (indicating poor prior claims experience), (iii) a projected overall rate reduction at renewal, or (iv) large variations from the Company's standard rates are reviewed by the senior underwriting officer, often in consultation with senior claims officers, loss control officers and/or the chief operating officer.

     The Company's underwriting department consists of 8 senior underwriters with extensive experience in property/casualty underwriting and 17 other underwriting staff members. Each of the senior underwriters is given individually determined binding authority.

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

     In certain states, at the time the Company issues a policy to an employer, the Company is paid a deposit premium, which is a percentage of the EAP of the policy at the time of issuance. The percentage ranges from 10% to 100% of the EAP depending, among other things, on the premium payment schedule, the employer's credit history and employment classifications. The employer remits its premiums either in installments based on a payment plan or in amounts calculated from periodic reports of its payrolls. At the end of the policy term, or when the policy is canceled, a final audit of the employer's records is conducted by the Company to determine the correct amount of premium due to the Company.

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

     MANAGEMENT OF CLAIMS COSTS

     The Company's Special Investigation Unit reviews each claim for potential fraud as it is reported to the Company rather than only those claims referred to the unit by claims adjusters after they suspect fraud, as the Company believes is more typical in the industry. By reviewing every claim at an early stage, the Company is able to take advantage of its experience in identifying the principal indicators of fraud and thereby mitigate its exposure to fraudulent claims. The Company believes its Special Investigation Unit's review of every claim diminishes the number of fraudulent claims paid by the Company. The Company has also established a separate litigation management unit, utilizing its own administrative hearing representatives, which makes extensive use of alternative dispute resolution techniques to settle claims prior to these claims going before local workers' compensation appeals boards. The Company periodically holds special one-day arbitration conferences with retired workers' compensation judges to attempt to settle pending claims.

     In addition, the Company has taken significant steps to reduce its outside legal fee expenses when litigated claims cannot be resolved by the Company's in-house litigation personnel. The Company has entered into capitation arrangements with many of the members of its panel of outside law firms. These arrangements limit the amount the Company will be charged by its attorneys for given legal actions. The Company believes these capitation arrangements have reduced its LAE.

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

     CLAIMS PERSONNEL

     The Company's claims management is conducted under the direction of 17 claims management personnel with extensive experience in the industry. The Company's claims examiners are responsible for the management of caseloads per examiner which are lower than the industry average. Due to the combination of experience and more manageable caseloads, the Company's claims personnel can be more effective at managing claims through more frequent contact with policyholders, injured workers and medical providers. Moreover, the Company's claims personnel are able to more quickly and cost effectively respond to changes in mandated workers' compensation benefits.

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

     The Company employs an actuarial staff of two and also utilizes an outside actuarial firm.

     The following table sets forth a reconciliation of beginning and ending reserves for losses and LAE after reinsurance deductions for the periods indicated. There are no material differences between the Company's reserves for losses and LAE shown below calculated in accordance with Generally Accepted Accounting Principles ("GAAP") and those calculated in accordance with Statutory Accounting Principles ("SAP"). The Company does not discount claim reserves on either a GAAP basis or under SAP.

                    RECONCILIATION OF RESERVES FOR LOSSES AND LAE
                                   (IN THOUSANDS)

                                                                                1998           1997           1996
                                                                                ----           ----           ----
Unpaid loss and loss adjustment expenses beginning of year..............       $77,784        $55,720        $57,049
Less: reinsurance recoverable on unpaid losses and LAE..................         6,394          6,427          6,775
         PACO reserves..................................................           343            533            292
                                                                           ------------   ------------   ------------
   Net PICO balance, beginning of year..................................       $71,047        $48,760        $49,982
                                                                           ------------   ------------   ------------
Incurred related to:
   Current period.......................................................       107,850         66,330         35,938
   Prior periods........................................................         6,268          1,586        (2,646)
                                                                           ------------   ------------   ------------
                                                                              $114,118        $67,916        $33,292
                                                                           ------------   ------------   ------------
Paid related to:
   Current period.......................................................        34,374         20,495         12,833
   Prior periods........................................................        39,989         25,134         21,681
                                                                           ------------   ------------   ------------
                                                                               $74,363        $45,629        $34,514
                                                                           ------------   ------------   ------------
   Net PICO balance, end of year........................................       110,802         71,047         48,760
Plus: reinsurance recoverable on unpaid losses and LAE..................        25,137          6,394          6,427
         PACO reserves..................................................           377            343            533
                                                                           ------------   ------------   ------------
Unpaid loss and loss adjustment expenses, end of year...................      $136,316        $77,784        $55,720
                                                                           ------------   ------------   ------------
                                                                           ------------   ------------   ------------

     The table below shows changes in historical workers' compensation net loss and LAE reserves for PICO for each year since 1988. Reported reserve development is derived from information included in PICO's statutory financial statements. The first line of the upper portion of the table shows the net reserves as of December 31 of each of the indicated years, representing the estimated amounts of net outstanding losses and LAE for claims arising during that year and in all prior years that are unpaid, including losses that have been incurred but not yet reported to the Company. The upper portion of the table shows the restated amount of the previously recorded net reserves for each year based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about claims for individual years. The lower portion of the table shows the cumulative net amounts paid as of December 31 of successive years with respect to the net reserve liability for each year.

     In evaluating the information in the table below, it should be noted that each amount includes the effects of all changes in amounts for prior periods. For example, if a loss determined in 1991 to be $10,000 was first reserved in 1988 at $8,000, the $2,000 deficiency would be included in the cumulative redundancy (deficiency) for each of the years 1988 through 1991 shown below. This table, unlike the table headed "Calendar Year Development by Accident Year" that follows, does not present accident or policy year development data. Conditions and trends that have affected the development of liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

               CHANGES IN HISTORICAL NET RESERVES FOR LOSSES AND LAE
                                   (IN THOUSANDS)


                             1988     1989      1990     1991      1992     1993      1994     1995      1996     1997      1998
                             ----     ----      ----     ----      ----     ----      ----     ----      ----     ----      ----
Unpaid losses and loss
   adjustment expenses at
   end of year............  $52,893   $49,994  $49,104   $57,909  $59,492   $56,792  $53,287   $49,982  $48,760   $71,047  $110,802
Reserve re-estimated as of:
   One year later.........   47,061    47,833   52,209    58,618   57,000    52,837   49,403    47,335   50,346    77,315
   Two years later........   46,462    50,060   53,491    60,095   57,115    50,480   48,189    45,041   50,910
   Three years later......   47,725    49,970   54,316    60,733   55,305    50,647   46,855    45,814
   Four years later.......   47,473    50,321   55,269    59,806   56,725    50,056   47,928
   Five years later.......   47,064    51,095   54,808    60,286   56,813    50,707
   Six years later........   47,444    51,025   55,184    60,794   57,225
   Seven years later......   47,346    51,348   55,738    61,188
   Eight years later......   47,847    51,714   55,932
   Nine years later.......   48,216    51,913
   Ten years later........   48,093
Cumulative redundancy
(deficiency)..............    4,800   (1,919)  (6,828)   (3,279)    2,267     6,085    5,359     4,168  (2,150)   (6,268)


Cumulative paid as of:
   One year later.........   16,761    19,757   21,736    25,543   23,464    21,711   21,742    21,680   25,133    39,989
   Two years later........   29,212    32,602   36,021    40,328   37,040    34,721   33,601    33,007   38,328
   Three years later......   36,832    40,456   43,482    48,429   45,529    41,855   39,372    38,784
   Four years later.......   41,251    44,254   47,923    53,416   50,395    45,253   42,807
   Five years later.......   43,271    46,682   50,713    56,250   52,941    47,231
   Six years later........   44,676    48,430   52,442    58,261   54,642
   Seven years later......   45,562    49,406   53,801    59,406
   Eight years later......   46,465    50,333   54,558
   Nine years later.......   47,145    50,926
   Ten years later........   47,341
Net unpaid losses and loss
   adj. expenses
   December 31............                                                                     $49,982  $48,760   $71,047  $110,802
Reinsurance recoverable...                                                                       6,775    6,427     6,394    25,137
                                                                                               --------- -------- --------- -------
Gross unpaid losses and
   loss adj. expenses
   December 31............                                                                     $56,757  $55,187   $77,441  $135,939
                                                                                               -------  -------   -------  --------
                                                                                               -------  -------   -------  --------

                                                                    (Continued)



                               1988     1989      1990     1991      1992     1993      1994     1995       1996      1997     1998
                               ----     ----      ----     ----      ----     ----      ----     ----       ----      ----     ----
Re-estimated net unpaid
   losses and loss
   adjustment expenses....                                                                       $45,814    $50,910   $77,315

Re-estimated reinsurance
   recoverable............                                                                         7,659      8,190     9,172
                                                                                               --------- ---------- ---------
Re-estimated gross unpaid
   losses and loss
   adjustment expenses....                                                                       $53,473    $59,100   $86,487
                                                                                               --------- ---------- ---------
                                                                                               --------- ---------- ---------
Gross cumulative redundancy
   (deficiency)...........                                                                        $3,284   ($3,913)  ($9,046)
                                                                                               --------- ---------- ---------
                                                                                               --------- ---------- ---------


     The following table is derived from the table above and summarizes the effect of reserve re-estimates net of ceded reinsurance on calendar year operations for the same ten-year period ended December 31, 1998. The total of each row details the amount of reserve re-estimates made in the indicated calendar year and shows the accident years to which the re-estimates are applicable. The total of each accident year column represents the cumulative reserve re-estimates for the indicated accident year(s).

                      CALENDAR YEAR DEVELOPMENT BY ACCIDENT YEAR
                                   (IN THOUSANDS)


                     1988      1989       1990      1991      1992      1993     1994     1995      1996       1997       TOTAL
                     AND       ----       ----      ----      ----      ----     ----     ----      ----       ----      CALENDAR
                     PRIOR                                                                                                 YEAR
                     -----                                                                                                EFFECT
                                                                                                                          ------
Calendar years
1998................  ($123)     ($76)         $5    ($200)     ($18)   ($239)   ($422)      $300      $209   ($5,704)     ($6,268)
1997................   (369)         3      (188)        46       420      679      743       960   (3,880)                 (1,586)
1996................   (501)       178       (53)     (104)     (940)    1,253    1,381     1,433                             2,647
1995................      98      (28)        391       466       883      547    1,527                                       3,884
1994................   (380)     (394)      (179)       315       523    4,070                                                3,955
1993................     409     (760)      (474)     (652)     3,969                                                         2,492
1992................     252     (162)    (1,372)       573                                                                   (709)
1991................ (1,263)     (964)      (878)                                                                           (3,105)
1990................     599     1,562                                                                                        2,161
1989................   5,832                                                                                                  5,832
                   ----------------------------------------------------------------------------------------------------------------
Cumulative
   re-estimates
   for each
   accident year      $4,554    ($641)   ($2,748)      $444    $4,837   $6,310   $3,229    $2,693  ($3,671)   ($5,704)       $9,303
                   ----------------------------------------------------------------------------------------------------------------
                   ----------------------------------------------------------------------------------------------------------------


     PICO and the California workers' compensation industry as a whole experienced relatively high incurred losses and LAE during accident years
1989 - 1992 as a result of laws enacted in 1989 which had the unintended effect of permitting the filing of fraudulent and abusive workers' compensation claims. PICO determined reserves for accident years 1993 and 1994, and to a lesser extent, 1995, based on the relatively high incurred loss and LAE trends for the 1989 - 1992 accident years. PICO's actual incurred losses and LAE for the 1993 - 1995 accident years proved to be lower than anticipated and PICO's original reserves for these periods were ultimately redundant. PICO determined its reserves for the 1994 - 1996 accident years with the benefit of information indicating favorable development in the immediate prior accident years. Development of the 1994 and 1995 accident years has more closely approximated the development anticipated when reserves for those years were initially established. During 1994 and 1995, PICO experienced an aggregate of approximately $7.8 million in reserve recoveries attributable primarily to favorable development on losses and LAE for accident years 1990-1994. In 1996, PICO experienced an aggregate of approximately $2.6 million in reserve recoveries attributable primarily to favorable development on losses and LAE for the 1993 - 1995 accident years, offset in part by mildly negative development for the 1990 - 1992 accident years.

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

     During 1998, PICO experienced an aggregate of approximately $6.3 million in net reserve development, principally related to the 1997 accident year.
In the first two quarters of 1998 the Company saw reserve development on the 1997 accident year for California business in excess of its expectations given prior year reserving trends. The Company's second quarter reserve adjustment, expressed as a percentage of related premiums, implied a pricing deficiency for those periods. The Company began to address this pricing deficiency early in 1998 through rate increases and non-renewal activity.

POLICYHOLDER DIVIDENDS

     Workers' compensation policies can be written on a participating or non-participating basis. Participating policies allow the Company to declare and pay dividends to a policyholder after the expiration of the policy based upon a policyholder's specific loss experience (or, if the policyholder is part of a safety group, the group's specific loss experience), the Company's overall loss experience and competitive conditions. Since January 1, 1997, substantially all workers' compensation insurance underwritten by the Company in California, Alaska and Texas has been written without the expectation that the Company would pay policyholder dividends on such policies. Substantially all of the insurance underwritten by the Company in Arizona, Oregon, Idaho and Florida is written on participating policy forms. Currently, workers' compensation insurers in Arizona and Florida generally use policyholder dividends to reward favorable loss experience as a means of competitive pricing although with increasing upfront price competition in Arizona, dividends are becoming less of a competitive factor. In Oregon and Idaho, dividends are sometimes used as a competitive pricing tool, although rates are more flexible in those states. Dividends play little role in Alaska and Texas, due to the flexibility in the rating plans in those states. The Company makes the determination of the amount of the dividends it chooses to pay on its participating policies generally 12 to 30 months after policy expiration, and such payments require approval by PICO's board of directors. The Company intends to continue to issue policies in Arizona, Oregon, Idaho and Florida that are eligible for policyholder dividend consideration.

REINSURANCE

     Insurance risk is ceded primarily to reduce the liability on individual claims and to protect against catastrophic losses. The Company follows the industry practice of reinsuring a portion of its risks on an excess of loss reinsurance basis. For this coverage, the Company pays the reinsurer a portion of the premiums received on all policies. In return, the reinsurer agrees to reimburse the Company for all losses in excess of a predetermined amount, commonly referred to as the insurance company's retention. In connection with a new reinsurance arrangement entered into in October 1998, the Company has also chosen to quota-share a portion of its retained claims exposure. In a quota-share reinsurance contract, the Company and the reinsurer share premiums, losses and LAE on a proportional basis based on each parties interest in the quota-shared risk.

     The Company maintains excess of loss reinsurance treaties with various reinsurers for workers' compensation. Since 1974, General Reinsurance Corporation ("GenRe") has been the Company's primary excess of loss reinsurer. GenRe is currently assigned a letter rating of "A++ (Superior)" by A.M. Best. The Company's upper layers of reinsurance coverage (in excess of $10.0 million) are currently provided by a large group of companies contracted through a reinsurance intermediary owned by GenRe. All such carriers are currently assigned a rating of "A-" or better by A.M. Best. Under the current workers' compensation reinsurance treaties, various reinsurers assume liability on that portion of the loss that exceeds $250,000 per accident, up to a maximum of $60.0 million per accident. An accident is defined as a single event, whether it affects one or more persons. In July 1998, the Company modified its prior existing excess of loss reinsurance treaty on the $250,000 excess of $250,000 layer to retain the first $2.0 million in annual aggregate losses, with a corresponding reduction in the Company's reinsurance rate. In October 1998, the Company entered into a two year excess of loss and quota-share reinsurance arrangement with Reliance Insurance Company ("Reliance"). Under this arrangement, the Company has ceded various portions of its exposure for claims in excess of $10,000 and has quota-shared a portion of its risks under $10,000. Reliance is rated A- (Excellent) by A.M. Best.

     Although reinsurance makes the assuming reinsurer liable to PICO to the extent of the reinsurance ceded, it does not legally discharge PICO from its primary liability for the full amount of the claim. The Company has encountered no disputes with its reinsurers and has not experienced any difficulty on the part of reinsurers to fulfill their obligations under reinsurance treaties. The Company believes that suitable alternative excess of loss reinsurance treaties for the excess of $250,000 per accident layers are readily obtainable at the present time. The Company does not expect to be able to replace or renew its Reliance quota-share and $10,000 to $250,000 layer reinsurance treaty at current terms upon expiration.

     The Company has also entered into a quota-share reinsurance agreement with the Venton Syndicate of Lloyds of London with respect to the underwriting risk of its EPL product. The Company's EPL product was introduced in April 1997 and generated gross premiums written of $632,000 for the year ended December 31, 1998.

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

     The amount and types of investments that may be made by the Company's insurance subsidiaries are regulated under the California Insurance Code and related rules and regulations promulgated by the California Department of Insurance ("DOI"). Subject to such applicable state laws and regulations, investment policies and investment decisions are approved by the Company's investment committee and are reviewed by the Board of Directors. The Company modifies its mix of tax-exempt and taxable securities from time to time based on effective after-tax yield and tax planning considerations. Management intends to hold all of the Company's fixed maturity investments for indefinite periods of time but these investments are available for sale in response to changes in interest rates, tax planning considerations or other aspects of asset/liability management.

     During the third quarter of 1998, the Company repositioned a substantial portion of the investment portfolio from tax exempt to taxable securities. The overall asset quality and duration of the portfolio was unchanged. The repositioning was done for tax planning purposes.

     As of December 31, 1998, the carrying value of the Company's investment portfolio was approximately $177.6 million and amortized cost was approximately $178.2 million. The diversification of the Company's investment portfolio as of December 31, 1998 is shown in the table below:

                           CONSOLIDATED INVESTMENT POSITION

                                                                AS OF DECEMBER 31, 1998
                                                       ---------------------------------------------
                                                                                       PERCENT OF
                                                         CARRYING        AMORTIZED      CARRYING
TYPE OF INVESTMENT                                      VALUE (1)          COST           VALUE
------------------                                      ---------          ----           -----
                                                                 (DOLLARS IN THOUSANDS)
Fixed maturities: (2)
   United States government agencies and authorities        $13,766        $13,445            7.8%
   States, municipalities and political subdivisions         24,346         24,082           13.7%
   Corporate securities...........................           79,625         79,927           44.8%
   Collateralized mortgage obligations
       and other asset backed securities..........           53,055         53,925           29.9%
                                                     ---------------  -------------   --------------
   Total fixed maturities.........................         $170,792       $171,379           96.2%
Equity securities (3).............................            4,259          4,251            2.4%
Invested cash.....................................            2,572          2,572            1.4%
                                                     ---------------  -------------   --------------
   Total investments..............................         $177,623       $178,202          100.0%
                                                     ---------------  -------------   --------------
                                                     ---------------  -------------   --------------


-------
(1) All securities are carried at market value except invested cash is carried at cost, which approximates market value.

(2)  All fixed maturity securities have been designated as available for sale.

(3) Excludes the Company's minority investments in James G. Parker Insurance Associates ("Parker") and CAPAX Management & Insurance Services ("CAPAX"), which had a carrying value as of December 31, 1998 of $1.7 million.

     It is the Company's practice to purchase almost exclusively investment grade fixed maturity securities and mutual funds primarily holding such securities for its insurance company portfolios. In addition, the Company generally invests its parent company portfolio in similar investments, although the Company selectively invests in unrated and below investment grade securities in this portfolio. As of December 31, 1998, the Company owned one bond with a carrying value of $1.6 million which was non-performing. In 1998, the Company realized an other than temporary decline of $0.1 million on this bond. At this time, the Company is unable to predict whether or not it will realize additional other than temporary declines on this security. As of December 31, 1998 the Company did not own any mortgages or real estate. As of December 31, 1998, 97.0% of the Company's fixed maturity securities carried a NAIC Class 1 designation (or a comparable rating agency designation).

     At December 31, 1998, the Company owned a total of $53.9 million amortized cost of mortgage backed and other asset backed securities. Mortgage backed securities accounted for $31.4 million of the total. Approximately 84% of the mortgage backed securities holdings were AAA-rated Agency pass through and collateralized mortgage obligations ("CMO's"). The balance of the mortgage backed securities holdings consisted of short maturity non-Agency mortgage backed assets, also rated AAA. As of December 31, 1998, the average life of the mortgage backed security portfolio was just over five years.

     Asset backed holdings totaled $22.5 million at year end and primarily consisted of traditional AAA rated automobile loan and credit card receivable backed financings. In addition, the Company had modest exposures to AA-rated Home Equity Loan and AAA-rated Collateralized Bond obligation debt issues. As of December 31, 1998, the average life of the asset backed securities portfolio was just over four years.

     The primary objective of the mortgage and asset backed holdings is to provide incremental investment income while controlling maturity extension and prepayment risks.

     The following table sets forth certain information regarding the investment ratings of the Company's fixed maturity investment portfolio as of December 31, 1998:

            LONG TERM FIXED MATURITY PORTFOLIO BY STANDARD & POOR'S RATING

                                                                     CARRYING         AMORTIZED            PERCENTAGE OF
RATINGS (1)                                                           VALUE              COST             CARRYING VALUE
-----------                                                           -----              ----             --------------
                                                                                (DOLLARS IN THOUSANDS)
AAA.............................................................        $86,747            $86,945               50.8%
AA..............................................................         26,326             25,875               15.4%
A...............................................................         44,848             44,000               26.3%
BBB to B........................................................         11,321             12,659                6.6%
Not rated.......................................................          1,550              1,900                0.9%
                                                                 ---------------  -----------------  ------------------
Total...........................................................       $170,792           $171,379              100.0%
                                                                 ---------------  -----------------  ------------------
                                                                 ---------------  -----------------  ------------------


-------
(1) Ratings assigned by S&P when available, otherwise equivalent ratings assigned by Moody's or Fitch. S&P assigns ratings ranging from "AAA" to "D" reflecting its current opinion of the creditworthiness of the obligor with respect to the specific security rated. The following ratings reflect S&P's opinion of the obligor's capacity to meet its financial commitment on the relevant obligation: AAA-Extremely Strong; AA-Very Strong; and A-Strong.

     The following table sets forth certain information regarding the maturity profile of the Company's fixed maturity securities as of December 31, 1998 based on the earlier of the pre-escrowed date or the scheduled maturity date:

                      INVESTMENT PORTFOLIO BY YEARS TO MATURITY


                                                                                                                   PERCENTAGE OF
MATURITY                                                                                   CARRYING VALUE         CARRYING VALUE
--------                                                                                   --------------         --------------
                                                                                                  (DOLLARS IN THOUSANDS)
One year or less.....................................................................             $7,541                  4.4%
After one year through five years....................................................             56,205                 32.9%
After five years through ten years...................................................             48,590                 28.4%
After ten years......................................................................              5,401                  3.2%
Mortgage and asset backed securities (1).............................................             53,055                 31.1%
                                                                                          ---------------      ----------------
Total................................................................................           $170,792                100.0%
                                                                                          ---------------      ----------------
                                                                                          ---------------      ----------------


-------

(1) Mortgage- and asset-backed securities generally are more likely to be prepaid than other fixed maturity securities. Therefore, contractual maturities are excluded from this table since they may not be indicative of actual maturities.

     The Company's investment results for each of the years in the three year period ended December 31, 1998 were as follows:

                             INVESTMENT PORTFOLIO RESULTS


                                                                                Years Ended December 31,
                                                                              1998         1997        1996
                                                                              ----         ----        ----
                                                                                  (dollars in thousands)
Net pre-tax investment income (1)....................................        $9,540       $5,582      $4,701
Average total invested assets (2)....................................        156,872     110,576      83,644
Annual pre-tax yield on average total invested assets (3)............         6.1%         5.0%        5.6%
Net pre-tax realized investment gains................................        $1,706        $172        $444


-------
(1) Calculated net of investment expenses and excluding capital gains and losses and provision for income taxes.

(2) Calculated based on an average of the beginning and end of period total investments. For the purpose of this calculation, investment balances were at cost (fixed income securities at amortized cost). The Company's investment portfolio materially increased in October 1997 following the Company's initial public offering.

(3) Pre-tax yield is calculated as investment income (including dividend income in the case of equities) divided by average total invested assets. The 1997 annual pre-tax yield as calculated above was diluted by the increase in the Company's investment portfolio in October 1997. The increase in the portfolio late in the year inflated the Company's average total invested assets for 1997 as calculated above.

     The following table summarizes net investment income from the Company's portfolio for the years ended December 31, 1998, 1997 and 1996:

                       NET INVESTMENT INCOME BY INVESTMENT TYPE


                                                  YEARS ENDED DECEMBER 31,
                                                  ------------------------
                                                   (DOLLARS IN THOUSANDS)
                                         1998                                  1997
                         -------------------------------------  -------------------------------------
                                       PRE-                                   PRE-
                                        TAX        REALIZED                  TAX          REALIZED
                                      YIELD         GAINS                    YIELD          GAINS
                                      ------                                 ------
                           INCOME       (1)        (LOSSES)       INCOME       (1)        (LOSSES)
                           ------       ---        --------       ------       ---        --------
Fixed maturity
   securities:
   Tax-exempt (2).....       $3,148     6.2%           $1,846       $2,733    4.4%              $(1)
   Taxable............        5,338     5.9             (362)        2,216    6.6                  -
Equities (3)..........          500     7.8               222          121    2.3                173
Short-term............          910    10.3                 -          716    7.6                  -
                         -----------             -------------  -----------              ------------
   Total..............       $9,896     6.3%           $1,706       $5,786    5.2%              $172
                         -----------             -------------  -----------              ------------
Less investment expense
                                356                         -          204                         -
                         -----------             -------------  -----------              ------------
                         -----------             -------------  -----------              ------------
   Total..............       $9,540     6.1%           $1,706       $5,582    5.0%              $172
                         -----------             -------------  -----------              ------------
                         -----------             -------------  -----------              ------------



                                YEARS ENDED DECEMBER 31,
                                ------------------------
                                 (DOLLARS IN THOUSANDS)
                                          1996
                           -----------------------------------
                                                   REALIZED
                                         PRE-        GAINS
                                         TAX
                             INCOME     YIELD (1)  (LOSSES)
                             ------     ---------  --------
Fixed maturity
   securities:
   Tax-exempt (2).....         $2,660    5.5%            $248
   Taxable............          1,841    6.0              196
Equities (3)..........             62    5.8             -
Short-term............            338    8.6             -
                           -----------            ------------
   Total..............         $4,901    5.9%            $444
                           -----------            ------------
Less investment expense
                                  200                    -
                           -----------            ------------
   Total..............         $4,701    5.6%            $444
                           -----------            ------------
                           -----------            ------------


(1) Pre-tax yield is calculated as investment income (including dividend income in the case of equities) divided by the average of the beginning and end of year investment balances. For the purpose of this calculation, investment balances were at cost (fixed income securities at amortized cost).
(2) For purposes of comparison to yields on taxable securities, those yields on tax-exempt securities are equivalent to average pre-tax yields of 8.0% for 1998, 5.7% for 1997, and 7.1% for 1996 assuming that the tax rate was 34% and further assuming that 15% of a portion of the tax-exempt interest was subject to federal income tax under certain provisions applicable only to insurance companies.
(3) Excludes the Company's minority investments in Parker and CAPAX, which had a carrying value as of December 31, 1998 of $1.7 million.

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

     DOMICILE AND LICENSING

     PICO and PACO are domiciled in California. PICO is licensed to sell insurance in Alaska, Arizona, California, Florida, Idaho, New Mexico, Nevada, Oregon, and Texas. PACO is licensed to sell insurance in Arizona and California.

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

     Any person who purchases shares of the Common Stock which, when combined with all other voting securities owned or otherwise controlled by that person, total 10% or more of the voting securities of the Company, will be deemed to have acquired control of the insurance subsidiaries unless the California DOI, upon application, determines otherwise. Any such acquisition of control is prohibited under the California Insurance Code unless prior approval of the California DOI is obtained or the California DOI does not disapprove the acquisition within 60 days after a complete application has been filed. The California DOI is authorized to disapprove any acquisition which (i) would cause the insurance subsidiaries to cease to qualify for their licenses to transact insurance, (ii) would substantially lessen competition or tend to create a monopoly, (iii) might, due to the financial condition of the acquiring person, jeopardize the financial stability of the insurance subsidiaries or prejudice the interests of their policyholders, (iv) would result in a major change in the insurance subsidiaries' business or corporate structure or management which is not fair and reasonable to policyholders, or (v) would result in control over the insurance subsidiaries by persons whose competence, experience and integrity indicate that it is not in the interest of policyholders or the public to permit them to assume control.

     The need for such action, and the possibility of disapproval by the California DOI, could deter, delay or prevent certain transactions affecting the control of the Company or the ownership of the Company's Common Stock. Since the statutory disapproval criteria focus primarily on policyholder, rather than stockholder interests, these requirements could deter, delay or prevent transactions which could be advantageous to the stockholders of the Company.

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

     California law places significant restrictions on the ability of the insurance subsidiaries to pay dividends to PAULA Financial. All dividends from PICO and PACO, as California-domiciled insurers, require prior notice to the California DOI. All "extraordinary" dividends must be approved in advance by the California DOI. A dividend is deemed "extraordinary" if, when aggregated with all other dividends paid within the preceding twelve months, the dividend exceeds the greater of (i) PICO's statutory net income or PACO's statutory net gain from operations (both excluding unrealized capital gains) for the preceding calendar year or (ii) 10% of policyholder surplus as of the preceding December 31st. Additionally, unless approved in advance by the California DOI, no dividend may be paid by PICO or PACO except from earned surplus. Dividends paid from earned surplus which do not exceed the definition of "extraordinary" must be reported to the California DOI within five business days after declaration. Insurers are prohibited from paying such dividends until ten business days after the California DOI's receipt of such notice. The California DOI may disallow payment of any dividend if, in the California DOI's opinion, the payment would in any way violate the California Insurance Code or be hazardous to policyholders, creditors or the public. Based on these limitations and statutory results, as of December 31, 1998, PAULA Financial would be able to receive $5.4 million in dividends in 1999 from its insurance subsidiaries without obtaining prior regulatory approval from the California DOI.

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

     NAIC STATUTORY ACCOUNTING INITIATIVE

     The NAIC's project to codify accounting practices was approved by the NAIC in March 1998. The approval included a provision for commissioner discretion in determining appropriate statutory accounting for insurers in their state. Consequently, prescribed and permitted accounting practices may continue to differ from state to state. The California DOI has indicated that codification will become effective on January 1, 2001. The Company has not determined how implementation will affect its insurance subsidiaries' statutory financial statements and is unable to predict how insurance rating agencies will interpret or react to any such changes. No assurance can be given that future legislative or regulatory changes resulting from such activities will not adversely affect the Company and its subsidiaries.

     RISK-BASED CAPITAL AND IRIS RATIOS

     California, as well as numerous other states, uses analytical tools developed by the NAIC in the course of its financial surveillance of insurers. Among these is a methodology for assessing the adequacy of statutory surplus of property/casualty insurers and life/health insurers using a risk-based capital ("RBC") formula. The RBC formula attempts to measure statutory capital and surplus needs based on the risks in a company's mix of products and investment portfolio. The formula is designed to allow state regulators to identify potentially under-capitalized companies. Under the formula, a company determines its RBC by taking into account certain risks related to the insurer's assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer's liabilities (including underwriting risks related to the nature and experience of its insurance business). The RBC rules provide for different levels of regulatory attention depending upon the ratio of the company's total adjusted capital to its "authorized control level" of RBC. An insurer is obligated to submit a detailed financial plan to regulators if its RBC falls below 2.0 times its authorized control level. Enhanced regulatory scrutiny, including possible corrective orders, are required if an insurer's RBC falls below 1.5 times its authorized control level, with mandatory regulatory intervention, including possible seizure, if an insurer's RBC falls below its authorized control level (seizure is mandatory if RBC falls below 0.7 times authorized control level). As of December 31, 1998, PICO's RBC was $34.1 million in excess of the threshold requiring the least regulatory attention, which amount was $15.7 million. As of December 31, 1998, PACO's RBC was $4.6 million in excess of the threshold requiring the least regulatory attention, which amount was $0.1 million. Neither PICO nor PACO has ever triggered any RBC level requiring a financial plan or regulatory action.

     California and other states also utilize the NAIC Insurance Regulatory Information System ("IRIS"). IRIS identifies eleven ratios for property/casualty insurance companies and twelve ratios for life/health insurance companies. IRIS specifies a range of "usual values" for each ratio. No statutory requirements exist which determine regulators' response to unusual IRIS ratios. Regulators generally allow insurers to provide written explanations for any unusual values. If the explanations are accepted as reasonable, no regulatory action is generally taken. If regulators remain concerned, an insurer may be subject to regulatory examination, corrective orders, and possible seizure. Departure from the "usual value" range on four or more ratios may lead to increased regulatory oversight from individual state insurance commissioners. For 1998, PICO has two ratios outside the usual values. The two ratios are change in net writings and two-year overall operating ratio. The usual range for the change in net writings ratios is (33%) to 33%. PICO experienced 38% growth in 1998. PICO's two-year overall operating ratio was 101% and a ratio in excess of 100% is considered unusual. For 1998, PACO has two ratios outside its usual value, one of which is caused by more than adequate investment income and the other related to change in premium. PICO and PACO are unaware of any increased regulatory scrutiny as a result of their 1998 IRIS values.

     REGULATION OF PICO'S BUSINESS IN EACH STATE IN WHICH IT IS LICENSED

     PICO's transaction of workers' compensation insurance is closely regulated by departments of insurance in Alaska, Arizona, California, Florida, Idaho, Nevada, New Mexico, Oregon and Texas. In each of these states, the workers' compensation system is a mechanism to promptly compensate and rehabilitate injured workers without regard to fault. In each state where PICO is licensed, other than New Mexico (with respect to agricultural workers) and Texas, employer participation in the workers' compensation system is compulsory. Employers are required by law either to obtain workers' compensation insurance from a licensed insurer or to comply with specific requirements to self-insure.

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

     To protect persons covered under policies of workers' compensation insurance, several states impose special deposit requirements on insurers. In the event of an insurer insolvency, special deposits made by insurers are utilized by the relevant department of insurance to provide a pool of funds upon which workers' compensation claimants domiciled exclusively in that state possess a first priority claim and can be used by the regulators to pay those claimants. Under these requirements, PICO maintains special deposits in Arizona, California, Idaho, Oregon, Nevada and New Mexico. Additional special deposits may be required if PICO becomes licensed in additional states, or if Alaska, Florida or Texas enact deposit requirements.

     While deposit requirements vary somewhat, they generally require insurers to deposit cash or securities with each states' treasurer, or an approved depository, in an amount based on a company's loss and loss expense reserves plus a percentage of its unearned premium reserves on workers' compensation insurance business transacted in each individual state. Thus, the size of the required deposit correlates positively with the amount of workers' compensation insurance sold by PICO in such state. PICO maintains deposits of securities in California, Arizona, Oregon, Idaho, New Mexico and Nevada, having a book value as of December 31, 1998 of $55.8 million, $16.1 million, $7.2 million, $0.3 million, $3.7 million and $0.2 million, respectively.

     An important aspect of workers' compensation insurance regulated by individual states is the setting of premiums. Among the states where it is currently licensed, PICO is allowed to establish its own rates under a "file and use" system in Alaska, California and Texas. Prior approval by insurance regulators is required for workers' compensation insurance rates in Florida, Nevada, New Mexico and Oregon. Hybrid systems exist in Arizona and Idaho, where workers' compensation insurance rates are determined initially by the National Council on Compensation Insurance ("NCCI"), a rating organization. Upon the request of an individual insurer, the Arizona or Idaho DOI, as applicable, may approve rates that deviate from those recommended by the NCCI.

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

     Competition among workers' compensation insurers is also affected in several states by the presence of quasi-public workers' compensation insurance funds, which compete against private insurers and which frequently serve as insurers of last resort to employers unable to secure coverage elsewhere. Among the states where PICO is licensed, active state funds exist in Arizona, California, Idaho, Nevada, New Mexico, Oregon and Texas.

     REGULATION OF PACO'S BUSINESS IN EACH STATE IN WHICH IT IS LICENSED

     PACO, a California-domiciled insurer, is licensed in California and Arizona. The transaction of life and health insurance is closely regulated in these states. Such regulation includes statutorily mandated benefits, sales disclosures, and claims settlement requirements. In 1998, PACO wrote $0.8 million in life and health premiums in California and Arizona combined.

     MEMBERSHIP IN INSOLVENCY FUNDS AND ASSOCIATIONS

     The Company's insurance subsidiaries, like other insurers, are required to participate in insolvency funds and associations and may be subject to assessments from time to time to cover unpaid policyholder claims of insolvent insurers participating in the same lines of business as the Company. The maximum assessment required by law in any one year has varied between 1% and 2% of annual premiums written in that state. Most of these payments are recoverable through future policy surcharges and premium tax reductions. No material assessments have been made on the Company's insurance subsidiaries since prior to December 31, 1990. The Company was assessed 2% of gross written premium in the state of Florida in 1998.

COMPETITION

     The workers' compensation insurance industry is highly competitive. In most states in which the Company operates, the Company's single largest competitor in its targeted agricultural markets is the applicable state fund. More recently, the Company has faced increased competition from alternative risk funding arrangements such as self-insurance or captive insurance programs. Captive insurance companies are insurance or reinsurance companies in which an insured, a group of insureds or an insurance agent holds significant ownership. Employers have the option of self insuring against workers' compensation liabilities. Normally, those companies who choose to self insure are very large employers and are not among the targeted insurance underwriting prospects of the Company.

     In those states without minimum premium laws, such as California, Oregon, Idaho, Alaska and Texas, the Company faces competition on the basis of price as well as on the services which it delivers to policyholders. Arizona's single deviated rating plan has resulted in price competition among firms with different rating plans, but not among firms with the same rating plan as PICO. As a result of Florida's minimum rate law, there has been no significant price competition in that state in terms of premiums charged. Competition among workers' compensation insurance carriers in Arizona and Florida has been based to varying degrees on emphasizing dividends to policyholders, loss control and claims management services and maintaining relations with and varying commission rates paid to brokers and agents. When the Company commences operations in Nevada in July 1999, rates will be set by the Nevada DOI and the Company expects competition to be based on service and dividends to policyholders. The Company believes that its ability to compete successfully with larger carriers and to obtain and retain its accounts is due to its claims expertise, extensive experience in the agribusiness market and emphasis on service to policyholders.

     The Company has entered into arrangements with two nationwide reinsurance companies which enable the Company to cause those companies to write qualifying workers' compensation insurance in states where the Company is not licensed and cede virtually all of the premiums and related risk to the Company. Under the arrangements, the Company is responsible for ensuring the writing carrier's compliance with its filed rating plans and the payment of claims in accordance with applicable state insurance laws. In this regard, the Company operates under the indirect regulation of the Departments of Insurance in these several states.

CERTAIN EXECUTIVE OFFICERS OF THE COMPANY

     Information concerning the Company's executive officers who serve as members of the Company's Board of Directors will be set forth in the Company's definitive proxy materials. See "Item 10. Directors and Executive Officers of the Registrant." Mr. Victor Gloria III, Mr. James M. Hannah and Mr. James J. Muza also serve as executive officers of the Company.

     Mr. Gloria is Senior Vice President of PICO and is responsible for PICO's risk management operations including claims administration, loss control and field representative operations. Mr. Gloria has been with the Company since 1972 and has served in PICO's claims department for a majority of that time. He has served as Manager of that Department since 1987 and was appointed Senior Vice President in 1987. Mr. Gloria is 44.

     Mr. Hannah is a Senior Vice President and Chief Underwriting Officer of PICO and is responsible for PICO's underwriting operations. Mr. Hannah joined the Company in March 1995. Mr. Hannah is 50.

     Mr. Muza is a Vice President and Chief Actuary of PICO and is responsible for rate making and reserve setting functions. Mr. Muza joined the Company in July 1998 following 15 years with California Casualty Insurance Company. Mr. Muza is 45.

EMPLOYEES

     As of December 31, 1998, the Company employed 309 full-time employees including 61 in its agency and TPA operations, 222 in its underwriting operations and 26 in corporate administration and finance. The Company considers its relationship with its employees to be excellent. All employees with at least one year of service are eligible to participate in the Company's Employee Stock Ownership Plan except for those employees employed on an hourly basis.

ITEM 2.  PROPERTIES.

     The Company's principal executive offices, comprised of approximately 35,000 square feet of office space leased through April 2000, are located in Pasadena, California. The Company is currently evaluating various alternatives for its headquarters office after its current lease expires. In addition, the Company maintains 22 branch offices in various locations in the western United States and Florida in leased facilities with various lease terms. Management believes that the Company's facilities are suitable and adequate for their intended uses.

ITEM 3.  LEGAL PROCEEDINGS

     Except for ordinary, routine litigation incidental to the Company's business, there are no pending material legal proceedings to which the Company is a party or which any of its properties are subject. The nature of the Company's business subjects it to claims or litigation relating to policies of insurance it has issued. Management believes that the Company is not a party to, and none of its properties is the subject of, any pending legal proceedings which are likely to have a material adverse effect on its business, financial conditions or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of 1998.

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

     The Company's Common Stock has traded on the Nasdaq Stock Market under the symbol "PFCO" since the consummation of the Company's initial public offering of its Common Stock on October 24, 1997. The high and low closing prices of the Common Stock on the Nasdaq Stock Market during the fourth quarter of 1997 and 1998 were as follows:

                                         High           Low
                                         ----           ---
          Fourth Quarter  1997 (1)      25.250         21.250

          First Quarter 1998            24.250         22.625
          Second Quarter 1998           25.625         19.375
          Third Quarter 1998            22.000          6.750
          Fourth Quarter  1998          11.875          6.875

------------

          (1)  From October 24, 1997 through December 31, 1997

HOLDERS OF RECORD

     As of March 15, 1999, the Common Stock was held of record by 216 holders. The Company estimates that the number of beneficial holders of the Common Stock as of such date exceeded 800.

DIVIDENDS

     The Company did not pay cash dividends to its stockholders prior to the first quarter of 1998. Since the first quarter of 1998, the Company has declared and paid quarterly dividends of $0.04 per share of Common Stock. The most recent dividend is payable to stockholders of record on March 15, 1999.

     Although the Company currently intends to continue to pay quarterly dividends, the declaration and payment of dividends is subject to the discretion of the Company's Board of Directors and will depend upon, among other things, the Company's results of operations, financial condition, cash requirements, future prospects and capital requirements, regulatory restrictions on the payment of dividends by the Company's insurance company subsidiaries, general economic and business conditions and other factors deemed relevant by the Board of Directors. There can be no assurance that the Company will continue to declare and pay any dividends. The ability of the Company's subsidiaries to pay dividends to the Company is subject to substantial regulation. In addition, the Company's line of credit restricts the payment of dividends under certain circumstances. See Management's Discussion and Analysis of Financial Condition and Results of Operation-Liquidity and Capital Resources", "Business-Regulation" and Note 10 of Notes to Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA.

     The selected data presented below under the captions "Income Statement Data" and "Balance Sheet Data" as of and for each of the years in the five-year period ended December 31, 1998, are derived from the consolidated financial statements of the Company, which financial statements have been audited by KPMG LLP, independent certified public accountants. The consolidated financial statements as of December 31, 1998 and 1997 and for each of the years in the three-year period ended December 31, 1998, and the report thereon are included elsewhere herein. The information presented below under the caption "Other Data" is unaudited. The selected financial data set forth below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and notes thereto appearing elsewhere herein.

                                                                       YEARS ENDED DECEMBER 31,
                                                                       ------------------------
                                                     1998           1997            1996           1995           1994
                                                     ----           ----            ----           ----           ----
                                                                        (DOLLARS IN THOUSANDS)
INCOME STATEMENT DATA:
Gross premiums written.......................       $152,448       $100,797        $63,606        $46,762        $53,545
                                              ---------------------------------------------------------------------------
                                              ---------------------------------------------------------------------------
Net premiums earned:
   Workers' compensation.....................       $127,997        $91,957        $54,563        $44,224        $50,977
   Group medical and life....................            773            878            941            307            312
Commissions..................................          3,234          3,434          4,213          3,964          4,299
Net investment income........................          9,540          5,582          4,701          4,817          4,536
Net realized investment gains................          1,706            172            444             37              -
Other........................................            842          1,047            896          1,569          1,712
                                              --------------------------------------------------------------------------
   Total revenue.............................       $144,092       $103,070        $65,758        $54,918        $61,836
Losses and loss adjustment expenses incurred.
                                                     114,483         68,107         33,900         29,363         28,618
Dividends provided for policyholders.........            677         (2,713)         1,628          3,438          6,221

Operating expenses...........................         37,636         30,741         25,480         22,608         20,720
                                              --------------------------------------------------------------------------
   Total expenses............................       $152,796        $96,135        $61,008        $55,409        $55,559
Income (loss) before taxes...................         (8,704)         6,935          4,750           (491)         6,277
Income tax expense (benefit).................         (3,827)         1,776            827           (791)         1,572
                                              --------------------------------------------------------------------------
   Net income (loss).........................        ($4,877)        $5,159         $3,923           $300         $4,705
                                              --------------------------------------------------------------------------
                                              --------------------------------------------------------------------------
Earnings (loss) per share (1)................         ($0.78)         $1.88          $2.07          $0.16          $1.54
Weighted average shares outstanding (1)......      6,228,479      2,737,065      1,896,464      1,850,956      3,057,088
Earnings (loss) per share - assuming
   dilution(1)...............................         ($0.78)         $1.11          $1.00          $0.08          $1.23
Weighted average shares outstanding -
   assuming dilution (1).....................      6,228,479      4,664,511      3,910,715      3,763,059      3,827,487

                                                                          AS OF  DECEMBER 31,
                                                                          -------------------
                                                  1998         1997           1996          1995           1994
                                                  ----         ----           ----          ----           ----
                                                                        (DOLLARS IN THOUSANDS)

BALANCE SHEET DATA:
Investments (2).....................            $177,623     $137,864        $86,792       $83,991       $83,084
Total assets........................             254,948      188,264        125,127       118,906       117,297
Unpaid losses and loss adjustment expenses       136,316       77,784         55,720        57,049        60,473
Notes payable.......................               2,667          456         11,279        10,824         4,205
Total liabilities...................             180,912      103,444         99,151        93,301        90,384
Preferred Stock (convertible and
   redeemable)......................             -            -               21,402        19,501        18,918
Net stockholders' equity............              74,036       84,820          4,574         6,104         7,995

                                                           AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                                           ------------------------------------------
                                                  1998         1997           1996          1995           1994
                                                  ----         ----           ----          ----           ----
                                                                        (DOLLARS IN THOUSANDS)
PICO AND PACO GAAP RATIOS:
Loss ratio..........................                88.9%        73.4%          61.1%         65.9%         55.8%
Expense ratio.......................                26.4         26.9           32.1          32.3          26.7
Policyholder dividend ratio.........                 0.5         (2.9)           2.9           7.7          12.1
                                                -----------------------------------------------------------------
   Combined ratio...................               115.8%        97.4%          96.1%        105.9%         94.6%
                                                -----------------------------------------------------------------
                                                -----------------------------------------------------------------
PICO STATUTORY DATA:
Statutory net income (loss).........             ($7,182)      $6,037        $ 5,051       $ 3,175       $ 5,217
Statutory surplus...................              49,870       45,822         31,135        25,992        19,381
Premiums/surplus....................                 2.7x         2.1x           1.9x          1.7x          2.6x
Loss ratio..........................                89.2%        73.8%          61.0%         65.9%         55.9%
Expense ratio.......................                25.0         25.9           29.4          30.9          25.9
Policyholder dividend ratio.........                 0.5         (3.0)           3.0           7.8          12.2
                                                -----------------------------------------------------------------
   Combined ratio...................               114.7%        96.7%          93.4%        104.6%         94.0%
                                                -----------------------------------------------------------------
                                                -----------------------------------------------------------------
OTHER DATA:
Number of PICO policies
 (period-end).......................              10,867        8,579          6,481         4,041         2,227
Number of Company employees
 (period-end).......................                 309          264            242           237           272
PICO Estimated Annual Premium
   (period-end)(3)..................            $121,230      $90,526        $61,316       $41,176       $41,929

(footnotes follow on next page)

(1) See Note 1 of Notes to Consolidated Financial Statements for a description of the calculation of weighted average shares outstanding and earnings
     (loss) per share.
(2) As of December 31, 1994, a portion of the portfolio was classified as held to maturity and was therefore reflected at amortized cost and the remaining portfolio was shown at market value. Investments as of December 31, 1995, 1996, 1997 and 1998 are reflected at market value.
(3) "PICO Estimated Annual Premium" means, as of any date, the estimated total annualized premiums for all policies written by PICO in force on that date, whether earned prior to or after such date.

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

     The Company's revenues have been seasonal, and have tended to be highest in the second and third quarters of each year. This is due primarily to the seasonality of the size of the workforce employed by the Company's agribusiness clients.

     The following table sets forth selected information relating to the growth of PICO's workers' compensation insurance book of business:

                                                                                 AS OF AND FOR THE
                                                                               YEARS ENDED DECEMBER 31,
                                                                               ------------------------
                                                                             1998         1997        1996
                                                                             ----         ----        ----
                                                                               (DOLLARS IN THOUSANDS)
Gross premiums written...............................................       $151,675     $99,919     $62,665
Net premiums earned..................................................       $127,997     $91,957     $54,563
Policyholder persistency rate........................................           73.0%       83.5%       86.8%
Number of policies (period-end)......................................         10,867       8,579       6,481

RESULTS OF OPERATIONS

     1998 COMPARED TO 1997

    GROSS PREMIUMS WRITTEN. The Company's gross premiums written for 1998 increased 51.2% to $152.4 million from $100.8 million in 1997. The growth in premiums written was primarily attributable to the net addition of new policyholders, increased policyholder payrolls and rate increases in California, particularly in the second half of the year. These increases were partially offset by lower premium rates from increased price competition, especially in the first two quarters of the year. The premium growth was particularly strong in Texas. California continued to account for approximately 70% of gross premiums written.

    NET PREMIUMS EARNED. For the reasons described above for gross premiums written, the Company's net premiums earned for 1998 increased 38.7% to
$128.8 million from $92.8 million in 1997.   The Company's net premiums earned
increased at a lower rate than gross written premiums because of the impact of premiums ceded of $14.4 million in the fourth quarter under the Reliance reinsurance arrangement.

    COMMISSION INCOME. Commission income decreased slightly to $3.2 million for 1998 from $3.4 million for 1997. The decrease was primarily the result of decreased workers' compensation premiums placed with carriers other than PICO, a result of the Company's decision to focus on writing PICO workers' compensation insurance. Commission income is earned on premiums placed with carriers other than PICO and PACO. Commission income paid by PICO and PACO to Pan Am is eliminated in consolidation.

    NET INVESTMENT INCOME.  Net investment income increased 70.9% to
$9.5 million for 1998 from $5.6 million for 1997. The increase was the result of significant cash flow increases from PICO's underwriting activity and, to a lesser extent, the funds received in the fourth quarter of 1997 from the Company's initial public offering. Average invested assets increased to $156.9 million for 1998 from $110.6 million for 1997. The Company's average yield on its portfolio was 6.1% in 1998 and 5.0% in 1997. The 1997 average yield was diluted by the increase in the Company's investment portfolio in October 1997 following the Company's initial public offering.

    NET REALIZED INVESTMENT GAINS.  The Company had net realized investment
gains of $1.7 million for 1998 compared to $0.2 million for 1997.   The increase
is a result of a tax planning strategy to reposition a portion of the investment portfolio from tax exempt to taxable securities.

    OTHER INCOME. Other income decreased $0.2 million to $0.8 million for 1998 from $1.0 million for 1997.

    LOSSES AND LOSS ADJUSTMENT EXPENSES INCURRED.  The Company's net loss ratio
for 1998 increased to 88.9% from 73.4% for 1997.   The increase in the 1998 loss
ratio is due to higher 1998 losses on the Company's California book of business and to a reserving action taken by the Company in the second quarter of 1998 to increase loss reserves on the 1997 and 1998 accident years by a total of $14.8 million. In the first two quarters of 1998, the Company saw reserve development on the 1997 accident year for California business in excess of its expectations, given prior year reserving trends. The Company's second quarter 1998 reserve adjustment implied a pricing deficiency for the 1997 and six month 1998 periods. The Company began to address this pricing deficiency early in 1998 through rate increases and non-renewal activity.

    DIVIDENDS PROVIDED FOR POLICYHOLDERS. Dividends provided for policyholders as a percentage of premiums earned for 1998 was 0.5% compared to (2.9%) for 1997. With the advent of open rating in California and an emphasis in most states in which the Company operates on, among other things, competitive pricing at inception, the Company's dividends provided for policyholders decreased significantly commencing in late 1995. In 1997, the prior year accrual was reduced by $2.7 million. During 1998, the Company paid $0.3 million in policyholder dividends related to certain Arizona policies in which the loss experience developed better than anticipated and accrued a small amount for future dividend obligations.

    OPERATING EXPENSES. Operating expenses increased 22.4% to $37.6 million for 1998 from $30.7 million for 1997 due in part to a net $4.7 million increase in variable expenses, principally commissions paid to unaffiliated agencies and a $1.8 million increase in personnel costs related to the growth in the Company's insurance operations. Variable expenses include the benefit of $3.0 million in ceding commissions received in the fourth quarter of 1998 in conjunction with the Reliance reinsurance arrangement.

    INCOME TAXES. Income tax benefit for 1998 was $3.8 million compared to an expense of $1.8 million for 1997. The effective combined income tax rates for 1998 and 1997 were (44.0%) and 25.6%, respectively. These rates vary from the combined statutory rate due to the investment income on tax-exempt securities.

  NET INCOME (LOSS). Net loss for 1998 was $4.9 million compared to net income of $5.2 million in 1997. The 1998 net loss is primarily attributable to actions taken by the Company to increase loss reserves on the 1997 and 1998 accident years by a total of $14.8 million in the second quarter of 1998.

     1997 COMPARED TO 1996

    GROSS PREMIUMS WRITTEN. The Company's gross premiums written for 1997 increased 58.5% to $100.8 million from $63.6 million in 1996. The growth in gross premiums written was primarily attributable to the net addition of new policyholders and increased policyholder payrolls, partially offset by lower premium rates resulting from increased price competition. The premium growth was particularly strong in California and the Northwest. In addition, the Company began writing business in Texas and Florida in the second and third quarters of 1997, respectively.

    NET PREMIUMS EARNED. For the reasons described above for gross premiums written, the Company's net premiums earned for 1997 increased 67.3% to $92.8 million from $55.5 million in 1996.

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

    LOSSES AND LOSS ADJUSTMENT EXPENSES INCURRED. The Company's net loss ratio for 1997 increased to 73.4% from 61.1% for 1996. The Company's net loss ratio for 1996 was positively impacted by net recoveries from loss and loss adjustment expense reserves for prior years, principally 1993-1995, of $2.6 million or 4.8% of 1996 earned premium. In 1997, the Company's loss ratio included a net strengthening of prior year reserves, principally 1996, of $1.6 million or 1.7% of 1997 earned premium. The increase in the 1997 loss ratio is also related to lower premium rates as a result of increased competition. The impact of the increase in net loss ratio in 1997 was offset in part by a reduction in the Company's policyholder dividend accrual.

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

LIQUIDITY AND CAPITAL RESOURCES

     THE PARENT COMPANY

     As a holding company, PAULA Financial's principal sources of funds are dividends and expense reimbursements from its operating subsidiaries, proceeds from the sale of its capital stock and income from its investment portfolio. PAULA Financial's principal uses of funds are capital contributions to its subsidiaries, payment of operating expenses, investments in new ventures, dividends to its stockholders and repurchase of Company common stock.

     California law places significant restrictions on the ability of the insurance subsidiaries to pay dividends to PAULA Financial. All dividends from PICO and PACO, as California-domiciled insurers, require prior notice to the California DOI. All "extraordinary" dividends must be approved in advance by the California DOI. A dividend is deemed "extraordinary" if, when aggregated with all other dividends paid within the preceding twelve months, the dividend exceeds the greater of (i) PICO's statutory net income or PACO's statutory net gain from operations (both excluding unrealized capital gains) for the preceding calendar year or (ii) 10% of policyholder surplus as of the preceding December 31st. Additionally, unless approved in advance by the California DOI, no dividend may be paid by PICO or PACO except from earned surplus. Based on these limitations and statutory results, as of December 31, 1998, PAULA Financial would be able to receive $5.4 million in dividends in 1999 from its insurance subsidiaries without obtaining prior regulatory approval from the California DOI. No dividends were paid by the insurance subsidiaries to PAULA Financial during 1998.

     Management believes that the remaining proceeds from the Company's initial public offering held at the parent company level, funds available under the Credit Agreement described below, and expense reimbursements and dividends from its operating subsidiaries will be sufficient to meet the parent company's operating cash needs for at least the next twelve months.

     In March 1997, PAULA Financial entered into the Credit Agreement with a commercial bank providing PAULA Financial with a revolving credit facility of $15.0 million until December 31, 1999. As of March 15, 1999, $8.1 million was outstanding under this facility. The use of the credit facility was for repurchase of the Company's common stock and investments in new ventures. On December 31, 1999, PAULA Financial may elect to convert all or a portion of the borrowings then outstanding under such facility into a term loan payable in quarterly installments and maturing on December 31, 2001. The Company is currently in discussions with the bank to renew and extend the Credit Agreement at the end of its initial term in December 1999. Borrowings under the Credit Agreement bear interest at variable interest rates. The Credit Agreement limits the Company's ability to (i) enter new lines of business; (ii) incur or assume debt; (iii) pay dividends and repurchase or retire capital stock upon a default or event of default; and (iv) make acquisitions, investments and capital expenditures. The Credit Agreement contains financial covenants with respect to minimum stockholders' equity, minimum statutory surplus, a ratio of debt to stockholders' equity, a ratio of PICO's premiums written to statutory surplus and excess statutory reserves, a debt service coverage ratio, A.M. Best rating and risk-based capital levels. Each of PAULA Financial's non-insurance subsidiaries has guaranteed all obligations of PAULA Financial under the Credit Agreement. As of December 31, 1998, the Company was in compliance with its debt covenants.

     On August 12, 1998, the Company announced the approval of the Board of Directors of a 500,000 share stock repurchase program. On October 29, 1998, the Board authorized an additional 500,000 shares bringing the total authorization under the program to 1,000,000 shares. The shares are expected to be repurchased over the next 30 months through open market and/or privately negotiated purchases. As of December 31, 1998, the Company had repurchased 409,800 shares at an average price of $7.84 per share.

     In early 1999, the Company made an investment in the recently formed Altus Insurance Holdings, LLC, the parent company of Altus Casualty Company Ltd. ("Altus"), a specialty workers' compensation insurance company. The Company made a capital commitment of $5.5 million and has the option to acquire additional equity and provide quota-share reinsurance to Altus through PICO.

     In March 1999, the Company announced that Pan Am had agreed to purchase the insurance agency assets of the Sacramento and Stockton, California offices of CAPAX for approximately $3.2 million. The Company will fund the transaction with $2.1 million in cash plus $1.1 million in CAPAX securities which the Company currently holds. The transaction is expected to close in April, subject to certain conditions.

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

     The Company's investments consist primarily of taxable and tax-exempt United States government and other investment grade securities and investment grade fixed maturity commercial paper and, to a lesser extent, equity securities. The Company does not generally invest in below investment grade fixed maturity securities, mortgage loans or real estate. The Company has invested in the equity securities of the two founders of PTC other than Pan Am as part of the parent company's investment portfolio. The Company's investments in fixed maturity securities are carried at market value as such securities may be sold in response to changes in interest rates, tax planning considerations or other aspects of asset/liability management. As of December 31, 1998, the carrying value of the Company's fixed maturity securities portfolio was $170.8 million and 92.5% of the portfolio was rated "A" or better by S&P, Moody's or Fitch. See "Business Investments and Investment Results".

     California workers' compensation insurance companies are required to maintain some of their investments on deposit with the California DOI for the protection of policyholders. Other states in which PICO is licensed have also required PICO to post deposits for the protection of those states' policyholders. Pursuant to applicable state laws, PICO had, as of December 31, 1998, securities with a book value of $83.3 million held by authorized depositories pursuant to these deposit requirements. In addition to the deposits, the insurance company operating subsidiaries must maintain capital and surplus levels related to premiums written and the risks retained by the subsidiaries.

YEAR 2000 CONSIDERATIONS

THE FOLLOWING IS A YEAR 2000 READINESS DISCLOSURE STATEMENT.

     OVERVIEW. The Company's Year 2000 Project (the "Project") is steadily proceeding. The Project involves resolving the potential impact of the Year 2000 on the processing of date-sensitive information by the Company's internal computer systems and equipment and by the computer systems and equipment utilized by third parties with whom the Company maintains material relationships.

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

     GL SYSTEM. The Company has completed in-house construction and testing of a new GL system which is Year 2000 compliant.

     AGENCY SYSTEM. The Company has completed the process of out-sourcing its Agency System needs to James G. Parker Insurance Associates ("Parker"), one of the founders of the PAULA Trading Company. Parker utilizes an agency software system provided by a third party vendor which is Year 2000 compliant according to a written statement received from the vendor.

     UNDERWRITING SYSTEM. The Company's in-house Underwriting system is not yet fully Year 2000 compliant. The Company has therefore chosen to make its existing Underwriting system Year 2000 compliant using a technique known as "windowing," which is a solution that will work for many years, but not permanently. Windowing is faster and requires less testing than permanent solutions. The Company believes permanent solutions are not necessary in light of the new system under development.

     The Company has purchased a software tool to perform the windowing project and has retained several consultants familiar with the software tool to perform the project. The consultants will work under the supervision of the Company's information services staff. The Company has identified the programs to be modified, prioritized those programs based on their earliest expected date of failure and has begun using the software tool to perform the correction to the programs. The Company has prepared a testing environment to perform the corrective procedures and to test the results in a realistic data environment.

     Although the windowing project is proceeding more slowly than anticipated, the Company expects the windowing project, involving correction and testing of all necessary Underwriting system programs, to be completed during the end of the second quarter of 1999. This represents a delay of approximately 45 days from the Company's prior disclosures.

     The Company is currently constructing a new in-house Underwriting system that will be Year 2000 compliant, but this new system is not expected to address the Company's Year 2000 issues in a timely fashion.

     CLAIMS SYSTEM. The Company's Claims system is licensed from a third party vendor. The Claims system uses two distinct products, one for claims telephonic reporting and one for claims adjudication. The Company has added custom features to the standard version of each of the products provided by the vendor. The Company's current version of these two system products are not Year 2000 compliant.

     The Company has received delivery of a standard upgrade to its Claims adjudication system which is Year 2000 compliant, according to the vendor, which is currently being tested by the Company. The Company and the vendor have identified customized features which must be added to the upgraded Claims adjudication system and the vendor has agreed to perform the customization. The Company expects the customization to be completed during June 1999 and final installation, testing and training to be complete by early in the third quarter of 1999. This represents a delay of approximately 45 days from the Company's prior disclosures.

     The Company has determined that it cannot modify the programs of the existing version of the Claims system to make it Year 2000 compliant. However, the Company does not believe that continuing to utilize the non-Year 2000 compliant version of the Claims adjudication system through the third quarter of 1999 will materially impair operations. The Company expects to implement the customized upgrade early during the third quarter. If necessary, the Company will commence using the "standard" version of the claims system upgrade it has already received and installed.

     The Company's Claims telephonic reporting system will not be made Year 2000 compliant by the vendor. As scheduled, the Company has modified its Claims telephonic reporting system to properly process claims during 1999, but this modification will not allow claims processing in 2000. The Company has chosen to move to a vendor maintained, Year 2000 compliant, mainframe-based telephonic reporting system. This is expected to be effective during the middle of the second quarter of 1999, a delay of approximately 45 days from the Company's prior disclosures.

     TPA SYSTEM. The Company has licensed a third party claims administration software product that the Company uses for all TPA functions. The Company has received from the vendor a Year 2000 upgrade to the version used by the Company which will be installed and tested by the end of the first quarter 1999, on schedule.

     NON-IT SYSTEMS. The Company has addressed its primary Year 2000 issues relating to Non-IT Systems by purchasing a new IBM mainframe computer to run its IT Systems. The Company intends to purchase a new second mainframe from IBM to extend the Company's computing capacity during the second quarter of 1999. At that time, the Company's old IBM mainframe will be relegated to a back-up role. The Company has obtained satisfactory evidence that the operating system of the Company's new mainframe computers are Year 2000 compliant from IBM's Internet website.

     The Company is continuing to inventory its other Non-IT Systems as part of the Project. These systems include the Company's personal computer network, telephone switching equipment and other office equipment. Once these systems are inventoried, the Company will prioritize the impact of their failure due to Year 2000 issues and then begin testing and correcting to bring them into Year
2000 compliance.   The Company expects the inventory and prioritization phases to be completed by the end of the first quarter of 1999 and corrective action to be completed by the end of the second quarter of 1999.

     The Company does not believe that it is materially exposed to any Company-specific Non-IT System Year 2000 issues other than those addressed by purchasing new mainframe computers due to the nature of the Company's business. The Company has no material property, plant or equipment.

     THIRD PARTY YEAR 2000 ISSUES. The Company has made good progress in obtaining Year 2000 compliance assurances from third parties with whom the Company has material trading arrangements, or upon whom the Company relies to a material extent in its normal operations. The Company will continue working to satisfy itself that each third party performing important functions for the Company has taken necessary measures to ensure that their IT and Non-IT Systems will be Year 2000 compliant in a timely manner. The Company believes it will suffer no material disruption of its operations from its trading partners' Year 2000 issues. The Company has not, and will not, attempt to assess the Year 2000 compliance of regulatory authorities, statistical rating bureaus or public utilities as the Company cannot cause such entities to increase their efforts to become Year 2000 compliant.

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

     Of the total budget amount, $80,000 was spent in 1997, $300,000 was spent in 1998, and $495,000 will be spent during 1999. The costs associated with the Company's new Underwriting System are not included in the Year 2000 budget. The Company is utilizing cash flow from operations to fund its Year 2000 budget needs.

     CONTINGENCIES. The Company continues to review its alternatives in the event that it is not able to complete its Year 2000 compliance plans in a timely manner. These alternatives include, without limitation, purchasing third party insurance company software packages, acceleration of the construction of the Company's new Underwriting system and outsourcing the non-compliant Company functions to third parties. Each of these alternatives is less advantageous to the Company than its current Year 2000 compliance plan and, if required, could have an adverse effect on the Company's financial position, results of operations or cash flows.

     RISKS. The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, financial condition and cash flow. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of regulatory authorities, statistical rating bureaus and public utilities, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, financial condition or cash flows. The Company believes the Project will significantly reduce the Company's level of uncertainty about the Year 2000 problem.

     CONSULTANTS. The Company has not used the services of independent Year 2000 consultants to assess its IT System and Non-IT System needs, although the Company is utilizing the services of independent consultants in its Underwriting System windowing project and in constructing its new Underwriting system. The Company continues to review its Year 2000 program with its outside auditors on a regular basis.

NEW ACCOUNTING STANDARDS

     During the first quarter of 1998, the Company adopted the provisions of Financial Accounting Standards Board ("FASB") Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires companies to report comprehensive income and its components in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital. Comprehensive income includes all changes in equity during a period except those resulting from investments by stockholders and distributions to stockholders. In accordance with the reporting requirements of SFAS 130, the Company has included consolidated statements of comprehensive income in the accompanying consolidated financial statements.

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

     In 1998, the American Institute of Certified Accountants issued Statement of Position No. 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 addresses the accounting for various costs associated with the development of software for internal use. SOP 98-1 requires that costs incurred in the Preliminary Project and Post-Implementation/Operation Stages be expenses as incurred while certain costs incurred in the Application Development Stage are to be capitalized. The Company adopted the provisions of SOP 98-1 effective January 1, 1998.

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

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for fiscal years beginning after June 15, 1999 and establishes standards for the reporting for derivative instruments. It requires changes in the fair value of a derivative instrument and the changes in fair value of assets or liabilities hedged by that instrument to be included in income. To the extent that the hedge transaction is effective, income is equally offset by both investments. Currently the changes in fair value of derivative instruments and hedged items are reported in net unrealized gain
(loss) on securities. The Company has not adopted SFAS 133. However, the effect of adoption on the consolidated financial statements at December 31, 1998 would not be material.

FORWARD-LOOKING STATEMENTS

     In connection with, and because it desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers to recognize the existence of certain forward-looking statements in this Form 10-K and in any other statement made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Some forward-looking statements may be identified by the use of terms such as "expects," "believes," "anticipates," "intends," or "judgment." Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. Examples of such uncertainties and contingencies include, among other important factors, those affecting the insurance industry in general, such as the economic and interest rate environment, legislative and regulatory developments and market pricing and competitive trends, and those relating specifically to the Company and its businesses, such as the level of its insurance premiums and fee income, the claims experience of its insurance products, the performance of its investment portfolio, the successful completion by the Company of its Year 2000 compliance program, acquisitions of companies or blocks of business, and the ratings by major rating organizations of its insurance subsidiaries. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward-looking information.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     The Company's consolidated balance sheet includes a substantial amount of assets and liabilities whose fair values are subject to market risks. Due to the Company's significant level of investments in fixed maturity securities (bonds), interest rate risk represents the largest market risk factor affecting the Company's consolidated financial position, although the Company also has limited exposure to equity price risk. The following sections address the significant market risks associated with the Company's financial activities as of December 31, 1998.

     Caution should be used in evaluating the Company's overall market risk from the information below, since actual results could differ materially from the estimates and assumptions used below and because unpaid losses and loss adjustment expenses and reinsurance recoverables on unpaid losses and loss adjustment expenses are not included in the hypothetical effects of changes in market conditions discussed below. As of December 31, 1998 unpaid losses and loss adjustment expenses represent 75% of the Company's total liabilities and reinsurance recoverables on unpaid losses and loss adjustment expenses represents 10% of the Company's total assets.

INTEREST RATE RISK

     The Company employees a conservative investment strategy emphasizing asset quality and the matching of maturities of its fixed maturity investments to the Company's anticipated claim payments, expenditures and other liabilities. The Company's fixed maturity portfolio includes investments in CMO's which are exposed to accelerated prepayment risk generally caused by interest rate movements. As of December 31, 1998, the Company's fixed maturity portfolio represented 67% of the Company's total assets and 96% of the Company's invested assets. Management intends to hold all of the Company's fixed maturity investments for indefinite periods of time but these investments are available for sale in response to changes in interest rates, tax planning considerations or other aspects of asset/liability management. The Company does not utilize stand-alone derivatives to manage interest rate risks.

     The Company has historically utilized a moderate level of corporate borrowings and debt. The Company strives to maintain the highest credit ratings so that the cost of debt is minimized. As of December 31, 1998, notes payable and notes payable to bank account for 1% of total liabilities.

     The Company's fixed maturity investments, including CMOs, notes payable and notes payable to bank are subject to interest rate risk. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of those instruments. Additionally, fair values of interest rate sensitive instruments may be affected by the credit worthiness of the issuer, CMO prepayment rates, relative values of alternative investments, the liquidity of the instrument and other general market conditions.

     The table below summarizes the estimated effects of hypothetical increases and decreases in interest rates. It is assumed that the changes occur immediately and uniformly to each category of instrument containing interest rate risks. The hypothetical changes in market interest rates reflect what could be deemed best or worst case scenarios. The hypothetical fair values are based upon the same prepayment assumptions utilized in computing fair values as of December 31, 1998. Should interest rates decline, mortgage holders are more likely to refinance existing mortgages at lower rates. Acceleration of repayments could adversely affect future investment income, if reinvestment of the cash received from repayments is in lower yielding securities. Such changes in prepayment rates are not taken into account in the following disclosures.

                                                   INTEREST RATE RISK
                                                                                 (in thousands)
                                                ---------------------------------------------------------------------------------
                                                                                                                 Hypothetical
                                                                                              Estimated Fair      Percentage
                                                                                               Value after         Increase
                                                                    Hypothetical Change in     Hypothetical      (Decrease) in
                                                  Fair Value at         Interest Rate           Change in        Stockholders'
                                                December 31, 1998      (bp=basis pts.)        Interest Rate         Equity
                                                ---------------------------------------------------------------------------------
Assets:
United States government agencies
    and authorities                                       $13,766      100 bp decrease              $13,980             $214
                                                                       100 bp increase               13,559            (207)
                                                                       200 bp increase               13,356            (410)
States, municipalities and political
     subdivisions                                         $24,346      100 bp decrease              $25,572           $1,226
                                                                       100 bp increase               23,107          (1,239)
                                                                       200 bp increase               21,910          (2,436)

Corporate securities                                      $79,625      100 bp decrease              $83,180           $3,555
                                                                       100 bp increase               76,287          (3,338)
                                                                       200 bp increase               73,114          (6,511)
Collateralized mortgage obligations
   and other asset backed securities                      $53,055      100 bp decrease              $54,478           $1,423
                                                                       100 bp increase               50,978          (2,077)
                                                                       200 bp increase               48,818          (4,237)
Liabilities:
Notes payable                                                 $67      100 bp decrease                  $67                -
                                                                       100 bp increase                   67                -
                                                                       200 bp increase                   67                -

Notes payable to bank                                      $2,600      100 bp decrease               $2,600                -
                                                                       100 bp increase                2,600                -
                                                                       200 bp increase                2,600                -

     The interest rate on the Company's note payable to bank is adjustable based on certain market indices.

EQUITY PRICE RISK

     The Company generally does not invest in equity securities for trading purposes. As of December 31, 1998, equity securities represent 2% of the Company's total assets. The carrying values of publicly traded investments subject to equity price risks are based on quoted market prices as of the balance sheet date. Market prices are subject to fluctuation and, consequently, the amount realized in the subsequent sale of the investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative prices of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold. The carrying values of privately held investments are subject to equity price risks which are based on the foregoing market price considerations and also on the underlying value of the issuer and other buyer's perceptions of such value, as well as lack of liquidity considerations.

     The table below summarizes the Company's equity price risks as of December 31, 1998 and shows the effects of a hypothetical 10% increase and 10% decrease in the market prices as of December 31, 1998. The selected hypothetical change does not reflect what could be considered the best or worst case scenarios.


                                                   EQUITY PRICE RISK
                                                                                 (in thousands)
                                                ---------------------------------------------------------------------------------
                                                                                                                  Hypothetical
                                                                                                                   Percentage
                                                                                              Estimated Fair        Increase
                                                                                                Value after       (Decrease) in
                                                  Fair Value at       Hypothetical Price       Hypothetical       Stockholders'
                                                December 31, 1998           Change             Price Change           Equity
                                                ---------------------------------------------------------------------------------
Preferred stock                                            $1,040         10% increase              $1,144             $104
                                                                          10% decrease                 936             (104)

Common stock                                               $3,219         10% increase              $3,541             $322
                                                                          10% decrease               2,897             (322)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                             PAGE
                                                                                             ----
Independent Auditors' Report................................................................  F-2
Consolidated Balance Sheets as of December 31, 1998 and 1997................................  F-3
Consolidated Statements of Operations for each of the three years in the period ended
   December 31, 1998........................................................................  F-5
Consolidated Statements of Comprehensive Income (Loss) for each of the three years in the period ended December 31, 1998...........................................................  F-6
Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 1998..................................................................  F-7
Consolidated Statements of Cash Flows for each of the three years in the period ended
   December 31, 1998........................................................................  F-9
Notes to Consolidated Financial Statements..................................................  F-11

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
PAULA Financial:

     We have audited the accompanying consolidated balance sheets of PAULA Financial and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PAULA Financial and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.


                                                     /s/ KPMG LLP


Los Angeles, California
March 2, 1999

                          PAULA FINANCIAL AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS

                               (DOLLARS IN THOUSANDS)

                                       ASSETS

                                                                                DECEMBER 31,
                                                                              1998           1997
                                                                              ----           ----
Investments:
   Fixed maturities, available-for-sale, at market (amortized cost
      $171,379 and $112,294 at December 31, 1998 and 1997,
      respectively)....................................................      $170,792        $114,525
   Preferred stock, at market (cost $999 and $3,019 at December 31,
      1998 and 1997, respectively).....................................         1,040           3,112
   Common stock, at market (cost $3,252 and $5,546 at
      December 31, 1998 and 1997, respectively)........................         3,219           5,545
   Invested cash, at cost (approximates market)........................         2,572          14,682
                                                                         -------------  --------------
        Total investments..............................................      $177,623        $137,864
                                                                         -------------  --------------
Cash, unrestricted.....................................................         2,747           3,279
Cash, restricted.......................................................         1,398           1,491
Accrued investment income..............................................         2,613           1,819
Receivables:
   Accounts receivable, net of allowance for uncollectible accounts
      ($901 and $600 at December 31, 1998 and 1997, respectively)......        17,800          16,607
   Unbilled premiums...................................................         9,046           7,713
   Reinsurance recoverable on paid losses and loss adjustment
      expenses.........................................................           715            -
   Reinsurance recoverable on unpaid losses and loss adjustment
      expenses.........................................................        25,137           6,394
   Income taxes recoverable............................................         1,939           1,579
   Other...............................................................           740             304
                                                                         -------------  --------------
        Total receivables..............................................       $55,377         $32,597
                                                                         -------------  --------------
Property and equipment, at cost:
   Office furniture, fixtures and equipment............................         8,763           7,395
   Automobiles.........................................................           851             707
   Leasehold improvements..............................................           202             221
                                                                         -------------  --------------
                                                                                9,816           8,323
   Less accumulated depreciation.......................................        (6,941)         (6,152)
                                                                         -------------  --------------
        Net property and equipment.....................................        $2,875          $2,171
                                                                         -------------  --------------
Other assets...........................................................         4,562           4,328
Excess of cost over net assets acquired, net...........................         1,447           1,468
Deferred income taxes..................................................         6,306           3,247
                                                                         -------------  --------------
                                                                             $254,948        $188,264
                                                                         -------------  --------------
                                                                         -------------  --------------

                                  (Continued)

                        PAULA FINANCIAL AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                 DECEMBER 31,
                                                                              -------------------
                                                                              1998           1997
                                                                              ----           ----
Unpaid losses and loss adjustment expenses.............................     $136,316        $77,784
Unearned premiums......................................................       20,234         15,390
Accrued policyholder dividends.........................................          335          -
Due to underwriters and assureds.......................................        1,930          2,967
Reinsurance payable....................................................        7,855            819
Accounts payable and accrued expenses..................................       11,575          6,028
Notes payable..........................................................           67            456
Note payable to bank...................................................        2,600         -
                                                                         ------------   ------------
                                                                            $180,912       $103,444
                                                                         ------------   ------------
Stockholders' equity:
   Preferred stock, $0.01 par value. Authorized 4,058,823 shares; none
      issued and outstanding...........................................          $ -            $ -
   Common stock, $0.01 par value. Authorized 15,000,000 shares; issued
      6,338,815 shares and 6,321,177 shares at December 31, 1998 and
      1997, respectively...............................................           63             63
   Additional paid-in capital..........................................       67,386         67,176
   Retained earnings...................................................       10,182         16,048
   Accumulated other comprehensive income (loss):

      Net unrealized gain (loss) on investments........................         (382)         1,533
                                                                         ------------   ------------
                                                                              77,249         84,820
  Less:
      Treasury stock, at cost (409,800 shares at December 31, 1998)....       (3,213)         -
                                                                         ------------   ------------
      Net stockholders' equity.......................................       74,036         84,820

Commitments and contingencies
                                                                         ------------   ------------
                                                                            $254,948       $188,264
                                                                         ------------   ------------
                                                                         ------------   ------------

          See accompanying notes to consolidated financial statements.

                        PAULA FINANCIAL AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                YEARS ENDED DECEMBER 31,
                                                            --------------------------------
                                                            1998          1997          1996
                                                            ----          ----          ----
Income:
   Net premiums earned:
      Workers' compensation........................        $127,997       $91,957      $54,563
      Group medical and life.......................             773           878          941
   Commissions.....................................           3,234         3,434        4,213
   Net investment income...........................           9,540         5,582        4,701
   Net realized investment gains...................           1,706           172          444
   Other...........................................             842         1,047          896
                                                       -------------  ------------  -----------
                                                           $144,092      $103,070      $65,758
                                                       -------------  ------------  -----------
Expenses:
   Losses and loss adjustment expenses incurred....         114,483        68,107       33,900
   Dividends provided for policyholders............             677       (2,713)        1,628
   Operating.......................................          37,636        30,741       25,480
                                                       -------------  ------------  -----------
                                                           $152,796       $96,135      $61,008
                                                       -------------  ------------  -----------
Income (loss) before income tax
    expense (benefit)..............................          (8,704)        6,935        4,750
Income tax expense (benefit).......................          (3,827)        1,776          827
                                                       -------------  ------------  -----------
           Net income (loss).......................         ($4,877)       $5,159       $3,923
                                                       -------------  ------------  -----------
                                                       -------------  ------------  -----------
Earning per share:
    Earnings (loss) per share......................          ($0.78)        $1.88        $2.07
    Earnings (loss) per share - assuming dilution..          ($0.78)        $1.11        $1.00

          See accompanying notes to consolidated financial statements.

                        PAULA FINANCIAL AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                             (DOLLARS IN THOUSANDS)

                                                                  YEARS ENDED DECEMBER 31,
                                                                  ------------------------
                                                                1998         1997         1996
                                                                ----         ----         ----
 Net income (loss)                                            ($4,877)      $5,159       $3,923

 Other comprehensive income (loss), net of tax:
    Unrealized holding gains (losses) arising during
        period (tax impact: 1998:$517, 1997:
        $413, 1996: $197)...........................           (1,003)         803         (384)
    Reclassifications adjustment for realized gains
        (losses) included in net income (loss) (tax
         impact:  1998: $470, 1997: $24,
         1996: $189)...............................              (912)        (48)         (366)
                                                           ------------  ----------  ----------
                                                              ($1,915)        $755        ($750)
                                                           ------------  ----------  ----------
Comprehensive income (loss)                                   ($6,792)      $5,914       $3,173
                                                           ------------  ----------  ----------
                                                           ------------  ----------  ----------


          See accompanying notes to consolidated financial statements.

                        PAULA FINANCIAL AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                             (DOLLARS IN THOUSANDS)

                                                                                     NET
                                                                                  UNREALIZED               OBLIGATION
                                                    ADDITIONAL                    GAIN (LOSS)                   ON
                            NUMBER OF       BOOK      PAID-IN        RETAINED         ON         TREASURY   STOCK HELD
                             SHARES        VALUE      CAPITAL        EARNINGS     INVESTMENTS     STOCK      BY ESOP
                             ------        -----      -------        --------     -----------     -----      -------
Balance at December
   31, 1995............      2,266,390       $22       $1,414         $16,117          $1,528    ($4,458)     ($8,200)
Net income.............        -             -           -              3,923           -            -           -
Change in carrying value
   of preferred stock..        -             -           -             (1,901)          -            -           -
Restricted stock grants         22,500       -            177           -               -            -           -
Restricted stock
   forfeitures.........         (1,400)      -            (12)          -               -            -           -
Retirement of common
   stock...............       (132,098)      -            (10)         (1,471)          -          1,486         -
Issuance of common stock        12,064       -            179           -               -            -           -
Net change in unrealized
   gain on investments
   (net of tax)........        -             -           -              -                (750)       -           -
Change in obligation of
   stock held by ESOP..        -             -           -              -               -            -         (3,249)
Change in guarantee of
   ESOP notes payable..       -              -           -              -               -            -           -
                          ---------------------------------------------------------------------------------------------
Balance at
    December 31, 1996..      2,167,456       $22       $1,748         $16,668            $778    ($2,972)    ($11,449)
                          ---------------------------------------------------------------------------------------------
Net income.............        -             -           -              5,159           -            -           -
Change in carrying value
   of preferred stock..        -             -           -             (2,261)          -            -
Conversion of preferred
   stock...............      1,882,354        19       23,641           -               -            -           -
Conversion of warrants.        139,481         1        1,481            (549)          -            -           -
Common stock awards....          3,256       -             46           -               -            -           -
Restricted stock
   forfeitures.........         (1,150)      -            (10)          -               -            -           -
Retirement of common
   stock...............       (270,534)       (3)         (51)         (2,969)          -          2,972         -
Issuance of common stock     2,400,314        24       40,321           -               -            -           -
Net change in unrealized
   gain on investments
   (net of tax)........        -             -           -              -                 755        -           -
Elimination of
   obligation of stock
   held by ESOP                -             -           -              -               -            -         11,449
Change in guarantee of
   ESOP notes payable..        -              -          -              -               -            -           -
                          ---------------------------------------------------------------------------------------------
Balance at
    December 31, 1997..      6,321,177       $63      $67,176         $16,048          $1,533     $  -        $  -
                          ---------------------------------------------------------------------------------------------


                           GUARANTEE OF
                               NOTES           NET
                              PAYABLE     STOCKHOLDERS'
                              OF ESOP        EQUITY
                              -------        ------
Balance at December
   31, 1995............         ($319)         $6,104
Net income.............           -             3,923
Change in carrying value
   of preferred stock..           -            (1,901)
Restricted stock grants           -               177
Restricted stock
   forfeitures.........           -               (12)
Retirement of common
   stock...............           -                 5
Issuance of common stock          -               179
Net change in unrealized
   gain on investments
   (net of tax)........           -              (750)
Change in obligation of
   stock held by ESOP..           -            (3,249)
Change in guarantee of
   ESOP notes payable..            98              98
                          -----------------------------
Balance at
    December 31, 1996..         ($221)         $4,574
                          -----------------------------
Net income.............           -             5,159
Change in carrying value
   of preferred stock..           -            (2,261)
Conversion of preferred
   stock...............           -            23,660
Conversion of warrants.           -               933
Common stock awards....           -                46
Restricted stock
   forfeitures.........           -               (10)
Retirement of common
   stock...............           -               (51)
Issuance of common stock          -            40,345
Net change in unrealized
   gain on investments
   (net of tax)........           -               755
Elimination of
   obligation of stock
   held by ESOP                   -            11,449
Change in guarantee of
   ESOP notes payable..           221             221
                          -----------------------------
Balance at
    December 31, 1997..        $  -           $84,820
                          -----------------------------

                                   (Continued)

                        PAULA FINANCIAL AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

                                                                                     NET
                                                                                  UNREALIZED               OBLIGATION
                                                    ADDITIONAL                    GAIN (LOSS)                   ON
                            NUMBER OF       BOOK      PAID-IN        RETAINED         ON         TREASURY   STOCK HELD
                             SHARES        VALUE      CAPITAL        EARNINGS     INVESTMENTS     STOCK      BY ESOP
                             ------        -----      -------        --------     -----------     -----      -------
Balance at
    December 31, 1997..      6,321,177      $63      $67,176          $16,048        $1,533       $  -         $ -
Net loss...............        -             -         -               (4,877)         -             -           -
Dividends paid ($0.16
   per share)..........        -             -         -                 (989)         -             -           -
Options exercised,
  including tax impact.         16,638       -           202             -             -             -           -
Common stock awards....          1,000       -             8             -             -             -           -
Repurchase of common
   stock...............       (409,800)      -         -                 -             -          (3,213)        -

Net change in unrealized
   gain on investments
   (net of tax)........        -             -         -                 -           (1,915)         -           -
                          --------------------------------------------------------------------------------------------
Balance at
    December 31, 1998..      5,929,015      $63     $ 67,386          $10,182         ($382)     ($3,213)     $  -
                          --------------------------------------------------------------------------------------------
                          --------------------------------------------------------------------------------------------


                           GUARANTEE OF
                               NOTES           NET
                              PAYABLE     STOCKHOLDERS'
                              OF ESOP        EQUITY
                              -------        ------
Balance at
    December 31, 1997..         $ -          $84,820
Net loss...............           -           (4,877)
Dividends paid ($0.16
   per share)..........           -             (989)
Options exercised,
  including tax impact.           -              202
Common stock awards....           -                8
Repurchase of common
   stock...............           -           (3,213)
Net change in unrealized
   gain on investments
   (net of tax)........           -           (1,915)
                          -----------------------------
Balance at
    December 31, 1998..        $  -          $74,036
                          -----------------------------
                          -----------------------------


          See accompanying notes to consolidated financial statements.

                        PAULA FINANCIAL AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                    YEARS ENDED DECEMBER 31,
                                                                    ------------------------
                                                                1998          1997           1996
                                                                ----          ----           ----
Cash flows from operating activities:
  Net income (loss).................................           ($4,877)       $5,159         $3,923
  Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization..................            1,522         1,370          1,509
      Amortization of fixed maturity premium, net                  705           623            797
      (Gain) loss on sale of property and equipment..               27            16            (12)
      Gain on sales and calls of equity and fixed
        maturities...................................           (1,706)         (172)          (444)
      (Increase) decrease in receivables.............          (23,574)      (14,032)           946
      (Increase) decrease in deferred income taxes              (2,072)        1,193           (282)
      Increase (decrease) in unpaid losses and loss
        adjustment expenses..........................           58,532        22,064         (1,328)
      Increase (decrease) in accrued policyholder
        dividends....................................              335        (3,981)        (1,027)
      Increase (decrease) in accounts payable and
        accrued expenses.............................           11,546         3,747         (1,544)
      Increase in unearned premiums..................            4,844         4,735          6,046
      Other, net.....................................             (226)         (861)            80
                                                          -------------  ------------   ------------
           Net cash provided by operating activities.         $ 45,056       $19,861         $8,664
                                                          -------------  ------------   ------------
Cash flows from investing activities:
   Proceeds from sale of available for sale fixed
      maturities.....................................           81,687         -             17,236
   Proceeds from maturities and calls of available for
      sale fixed maturities..........................            8,947        14,840          7,930
   Proceeds from sale of preferred stock.............            6,423         -              -
   Proceeds from sale of common stock................            2,516           499          -
   Proceeds from sale of property and equipment......               27             1            146
   Purchase of common stock..........................             -           (5,138)         -
   Purchase of preferred stock.......................           (4,231)       (2,013)        (1,014)
   Purchase of available for sale fixed maturities...         (149,112)      (47,606)       (26,456)
   Purchase of property and equipment................           (1,871)       (1,126)        (1,029)
   Purchase of other assets..........................             -           (1,189)          (703)
   Purchase of insurance agency......................             (388)          -              (38)
                                                          -------------  ------------   ------------
           Net cash used in investing activities.....         ($56,002)     ($41,732)       ($3,928)
                                                          -------------  ------------   ------------

                                   (Continued)

                        PAULA FINANCIAL AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

                                                                    YEARS ENDED DECEMBER 31,
                                                                    ------------------------
                                                                1998          1997           1996
                                                                ----          ----           ----
Cash flows from financing activities:
   Borrowings (repayments) under line of credit
      agreement, net.................................         $2,600        ($7,490)        $1,968
   Payments on notes payable.........................           (389)        (3,350)        (1,782)
   Issuance of notes payable.........................          -                238            269
   Dividends paid....................................           (989)           -              -
   Exercise of stock options.........................            202            -              -
   Sale of common stock..............................           -            41,278            343
   Repurchase of common stock........................         (3,213)           -              -
   Retirement of common stock........................           -               (60)        (1,486)
                                                          -------------  ------------   ------------
           Net cash provided by (used in) financing
              activities.............................        ($1,789)       $30,616          ($688)
                                                          -------------  ------------   ------------
           Net increase (decrease) in cash and
              invested cash..........................        (12,735)         8,745          4,048
Cash and invested cash at beginning of period........         19,452         10,707          6,659
                                                          -------------  ------------   ------------
Cash and invested cash at end of period..............        $ 6,717        $19,452        $10,707
                                                          -------------  ------------   ------------
                                                          -------------  ------------   ------------

Supplemental schedule of noncash financing activities:

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

                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF OPERATIONS

     PAULA Financial and subsidiaries (collectively referred to as "the Company") is an integrated insurance organization specializing in the production, underwriting and servicing of workers' compensation and accident and health insurance for agribusiness clients in California, Arizona, Oregon, Idaho, Alaska, Texas, Florida and New Mexico. For the year ended December 31, 1998, California accounted for 72% of premiums earned. The Company operates from many offices located throughout prime agricultural areas and places coverage with its insurance company subsidiaries and nonaffiliated insurance companies.

     In 1998, the Company adopted the provisions of Financial Accounting Standards Board ("FASB") Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). Based on guidance included in SFAS 131, the Company has determined that it operates in a single segment: the production, underwriting and servicing of workers' compensation and accident and health insurance.

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

     Where necessary, prior years' information has been reclassified to conform to the 1998 presentation.

     In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and revenues and expenses for the period. Actual results could differ significantly from those estimates.

INVESTMENTS AND CASH

     At December 31, 1998 and 1997, the entire investment portfolio is classified as available-for-sale and is reflected at estimated fair value with unrealized gains and losses recorded as a separate component of stockholders' equity, net of related deferred income taxes. The premium and discount on fixed maturities and collateralized mortgage obligations are amortized using the interest method. Amortization and accretion of premiums and discounts on collateralized mortgage obligations are adjusted for principal paydowns and changes in expected maturities. Investments in which the decline in market value is deemed other than temporary are reduced to the estimated realizable value through a charge to income.

                          PAULA FINANCIAL AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


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

     Certain direct costs associated with the development of software for internal use are capitalized. Amortization on such amounts is provided on a straight-line basis over the estimated useful life of the software, generally five to seven years. Amortization begins when the related project is substantially complete.

     Leasehold improvements are depreciated on a straight-line basis over the term of the lease or the estimated useful life of the improvement if less than the lease term.

EXCESS OF COST OVER NET ASSETS ACQUIRED

     Excess of cost over net assets acquired is amortized on a straight-line basis over seven years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the balance over its remaining life can be recovered through the undiscounted future operating cash flows of the acquired operation. Accumulated amortization totaled $1,286 and $1,140 at December 31, 1998 and 1997, respectively.

                          PAULA FINANCIAL AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


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

POLICYHOLDER DIVIDENDS

     The insurance subsidiaries underwrite workers' compensation, accident and health and life insurance policies. Participating workers' compensation policies represented approximately 28%, 46%, and 64% of net written premium for the years ended December 31, 1998, 1997 and 1996, respectively. Dividends are recorded as a liability based on estimates of ultimate amounts expected to be declared by the insurance subsidiaries' Boards of Directors, at their discretion.

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

                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


     The fair values of notes payable and note payable to bank are estimated using discounted cash flow analyses based on current market interest rates. The estimated fair values approximate the related carrying values.

COMPREHENSIVE INCOME (Loss)

      In 1998, the Company adopted the provisions of FASB Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires companies to report comprehensive income and its components in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital. Comprehensive income includes all changes in equity during a period except those resulting from investments by stockholders and distributions to stockholders. The Company's only component of other comprehensive income relates to unrealized gains and losses on investments. In accordance with the provisions of SFAS 130, the Company has included consolidated statements of comprehensive income (loss) in the accompanying consolidated financial statements.

EARNINGS PER SHARE ("EPS")

      The EPS calculations for the years ended December 31, 1998, 1997 and 1996 were based upon the weighted average number of shares of common stock outstanding. The EPS - assuming dilution calculations were based upon the weighted average number of shares of common stock outstanding adjusted for the effect of convertible securities, and options and warrants considered to be common stock equivalents. Stock options and warrants are considered to be common stock equivalents, except when their effect is antidilutive.

     The following table reconciles the weighted average shares of common stock outstanding used in the EPS calculation to that used in the EPS - assuming dilution calculation. There is no difference in the earnings used in the two calculations.


                                                            YEARS ENDED DECEMBER 31,
                                                            ------------------------
                                                            1998          1997          1996
                                                            ----          ----          ----
Shares used in EPS calculation..................         6,228,479     2,737,065    1,896,464
Convertible preferred stock.....................          -            1,526,512    1,882,354
Warrants........................................          -               48,804       40,114
Options.........................................          -              352,130       91,783
                                                    ------------------------------------------
Shares used in EPS - assuming dilution
     calculation................................         6,228,479     4,664,511    3,910,715
                                                    ------------------------------------------
                                                    ------------------------------------------


     In loss periods options are excluded from the calculation of EPS-assuming dilution as the inclusion of such options would have an antidilutive effect.

                          PAULA FINANCIAL AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


(2)  INVESTMENTS

     Investments in fixed maturities are substantially all held in investment grade securities. Fair values were obtained from published securities quotation services or from asset management professionals retained by the Company.

FIXED MATURITIES

     The amortized cost and estimated fair value of investments in fixed maturities classified as available for sale at December 31, 1998 and 1997 are as follows:

                                                                                             DECEMBER 31, 1998
                                                                                             -----------------
                                                                                              GROSS           GROSS
                                                                                              -----           -----
                                                                             AMORTIZED      UNREALIZED      UNREALIZED    ESTIMATED
                                                                             ---------      ----------      ----------    ---------
                                                                                COST           GAINS          LOSSES      FAIR VALUE
                                                                                ----           -----          ------      ----------
U.S. Treasury securities and obligations of U.S. Government
   corporations and agencies........................................          $13,445            $321              $-      $13,766
Obligations of states and political subdivisions....................           24,082             337              73       24,346
Corporate securities................................................           79,927           1,221           1,523       79,625
Collateralized mortgage obligations and other asset
    backed securities...............................................           53,925             282           1,152       53,055
                                                                           --------------------------------------------------------
      Total.........................................................         $171,379          $2,161          $2,748     $170,792
                                                                           --------------------------------------------------------
                                                                           --------------------------------------------------------



                                                                                             DECEMBER 31, 1997
                                                                                             -----------------
                                                                                              GROSS           GROSS
                                                                                              -----           -----
                                                                             AMORTIZED      UNREALIZED      UNREALIZED    ESTIMATED
                                                                             ---------      ----------      ----------    ---------
                                                                                COST           GAINS          LOSSES      FAIR VALUE
                                                                                ----           -----          ------      ----------
U.S. Treasury securities and obligations of U.S. Government
   corporations and agencies........................................          $10,000            $175           ($12)        $10,163
Obligations of states and political subdivisions....................           77,817           1,738               -         79,555
Corporate securities................................................           12,009             287             (3)         12,293
Collateralized mortgage obligations.................................           12,468              56            (10)         12,514
                                                                           --------------------------------------------------------
      Total.........................................................         $112,294          $2,256           ($25)       $114,525
                                                                           --------------------------------------------------------
                                                                           --------------------------------------------------------

                          PAULA FINANCIAL AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


     The amortized cost and estimated fair value of fixed maturities classified as available for sale at December 31, 1998 by the earlier of the pre-escrowed date or contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                      AMORTIZED      ESTIMATED
                                                                                      ---------      ---------
                                                                                        COST         FAIR VALUE
                                                                                        ----         ----------
Due in one year or less......................................................           $7,486         $7,541
Due after one year through five years........................................           56,024         56,205
Due after five years through ten years.......................................           48,664         48,590
Due after ten years..........................................................            5,280          5,401
Collateralized mortgage obligations and other asset backed
    securities...............................................................           53,925         53,055
                                                                                     ------------------------
                                                                                      $171,379       $170,792
                                                                                     ------------------------
                                                                                     ------------------------

     Fixed maturities with a book value of $83,995 were on deposit with various regulatory authorities as of December 31, 1998 as required.

PREFERRED STOCK

     Unrealized investment gains (losses) on preferred stock at December 31, 1998 and 1997 are as follows:


                                                                                    DECEMBER 31,
                                                                                    ------------
                                                                                   1998     1997
                                                                                   ----     ----
Gross unrealized gains.......................................................       $41      $93
Gross unrealized losses......................................................       -        -
                                                                                -----------------
                                                                                    $41      $93
                                                                                -----------------
                                                                                -----------------

COMMON STOCK

     Unrealized investment gains (losses) on common stock at December 31, 1998 and 1997 are as follows:

                                                                                  DECEMBER 31,
                                                                                  ------------
                                                                                 1998      1997
                                                                                 ----      ----
Gross unrealized gains.......................................................        $38       $-
Gross unrealized losses......................................................       (71)      (1)
                                                                                -----------------
                                                                                   ($33)     ($1)
                                                                                -----------------
                                                                                -----------------

                          PAULA FINANCIAL AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


NET INVESTMENT INCOME

     Net investment income is summarized as follows:

                                                       YEARS ENDED DECEMBER 31,
                                                       ------------------------
                                                     1998       1997        1996
                                                     ----       ----        ----
Interest........................................      $9,396      $5,665     $4,839
Dividends.......................................         500         121         62
                                                  ----------------------------------
                                                       9,896       5,786      4,901
Less investment expenses........................       (356)       (204)      (200)
                                                  ----------------------------------
                                                      $9,540      $5,582     $4,701
                                                  ----------------------------------
                                                  ----------------------------------

     An affiliate of a significant holder of the Company's stock also acts as one of the Company's investment advisors. Fees paid for such investment services totaled $244, $160 and $146 in 1998, 1997 and 1996, respectively.

NET REALIZED INVESTMENT GAINS (LOSSES)

     Net realized investment gains (losses) are as follows:

                                                      YEARS ENDED DECEMBER 31,
                                                      ------------------------
                                                      1998      1997       1996
                                                      ----      ----       ----
Fixed maturities:
   Gross realized gains.........................       $1,863     $ -       $449
   Gross realized losses........................        (379)      (1)       (5)

Common stock:
   Gross realized gains.........................          222      173        -
   Gross realized losses........................          -         -         -
                                                  ------------------------------
                                                       $1,706     $172      $444
                                                  ------------------------------
                                                  ------------------------------

                          PAULA FINANCIAL AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


(3)  UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

     Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

                                                  YEARS ENDED DECEMBER 31,
                                                  ------------------------
                                                 1998         1997         1996
                                                 ----         ----         ----
Balance at beginning of period..........        $77,784      $55,720      $57,049
   Less reinsurance recoverable on
    unpaid losses and loss adjustment
    expenses............................          6,394        6,427        6,775
                                           ---------------------------------------
Net balance at beginning of period......        $71,390      $49,293      $50,274
                                           ---------------------------------------
Incurred related to:
   Current period.......................        108,454       66,840       36,554
   Prior periods........................          6,029        1,267      (2,654)
                                           ---------------------------------------
      Total incurred....................       $114,483      $68,107      $33,900
                                           ---------------------------------------
Paid related to:
   Current period.......................         34,674       20,809       13,143
   Prior periods........................         40,020       25,201       21,738
                                           ---------------------------------------
      Total paid........................        $74,694      $46,010      $34,881
                                           ---------------------------------------
Net balance at end of period............        111,179       71,390       49,293
   Plus reinsurance recoverable on
    unpaid losses and loss adjustment
    expenses............................         25,137        6,394        6,427
                                           ---------------------------------------
Balance at end of period................       $136,316      $77,784      $55,720
                                           ---------------------------------------

     The unfavorable incurred development for prior periods in 1998 in the liability for unpaid losses and loss adjustment expenses is due to reserve development on the 1997 accident year for the California book of business in excess of what was anticipated given prior year reserving trends.

     The favorable incurred development for prior periods in 1996 in the liability for unpaid losses and loss adjustment expenses relates principally to reduced claim frequency and stable severity.

                          PAULA FINANCIAL AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


(4)  NOTES PAYABLE

     A summary of notes payable at December 31, 1998 and 1997 is as follows:

                                                                                                     DECEMBER 31
                                                                                                     -----------
                                                                                                   1998       1997
                                                                                                   ----       ----
      Note payable (interest at 8.25% at December 31, 1997, due 1998), unsecured...........          $-        $50
      Note payable (interest at 0.0% at December 31, 1998 and 1997, due 1999),
        unsecured..........................................................................          67        168
      Note payable (interest at 0.0% at December 31, 1997, due 1998), secured by common
         stock of borrower.................................................................           -        238
                                                                                                  ----------------
                                                                                                    $67       $456
                                                                                                  ----------------
                                                                                                  ----------------

     Aggregate annual commitments under notes payable are as follows at December 31, 1998:

              1999........................................................................         $67

     Total interest paid by the Company on all notes during the years ended December 31, 1998, 1997 and 1996 was $61, $1,014 and $1,300, respectively.

(5)  NOTE PAYABLE TO BANK

     On March 31, 1997, the Company entered into a $15,000 unsecured line of credit with a commercial bank. The line of credit requires no principal payments during its term and matures December 31, 1999 and, at the Company's option, converts to a two-year term note. The interest rate on the line of credit is based on various indices. The weighted average interest rate on balances outstanding at December 31, 1998 was 6.5%. The line of credit imposes certain financial covenants. At December 31, 1998, the Company's available line of credit was $12,400.

                          PAULA FINANCIAL AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


(6)  INCOME TAXES

     The Company and its subsidiaries file a consolidated Federal income tax return. Income tax expense (benefit) for the years ended December 31, 1998, 1997 and 1996 is shown as follows:

                        YEARS ENDED DECEMBER 31,                             FEDERAL      STATE       TOTAL
                        ------------------------                             -------      -----       -----
1998:

   Current............................................................        ($1,771)        $16     ($1,755)
   Deferred...........................................................         (2,072)     -           (2,072)
                                                                         --------------------------------------
                                                                              ($3,843)        $16     ($3,827)
                                                                         --------------------------------------
                                                                         --------------------------------------

1997:
   Current............................................................            $503        $80         $583
   Deferred...........................................................           1,193      -            1,193
                                                                         --------------------------------------
                                                                                $1,696        $80       $1,776
                                                                         --------------------------------------
                                                                         --------------------------------------

1996:
   Current............................................................          $1,079        $30       $1,109
   Deferred...........................................................           (282)      -            (282)
                                                                         --------------------------------------
                                                                                  $797        $30         $827
                                                                         --------------------------------------
                                                                         --------------------------------------

     The total tax expense (benefit) is different from the applicable Federal income tax rate of 34% for the reasons reflected in the following reconciliation:

                                                                              YEARS ENDED DECEMBER 31,
                                                                              ------------------------
                                                                              1998      1997      1996
                                                                              ----      ----      ----
Expected tax expense (benefit)..........................................     ($2,959)    $2,358    $1,615
Tax-exempt investment income............................................        (924)     (715)     (787)
Nondeductible expenses..................................................           61        80        55
State income taxes, net of Federal benefit..............................          (5)        53        20
Other, net..............................................................         -         -         (76)
                                                                           --------------------------------
                                                                             ($3,827)    $1,776      $827
                                                                           --------------------------------
                                                                           --------------------------------

                          PAULA FINANCIAL AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


     Temporary differences which give rise to a significant portion of deferred tax assets and liabilities are as follows:

                                                                                                 DECEMBER 31
                                                                                                 -----------
                                                                                               1998         1997
                                                                                               ----         ----
Deferred tax assets:
   Loss reserve discounting...........................................................         $4,461      $4,948
   Unearned premiums..................................................................          1,376       1,046
   Net operating loss carry forward...................................................          2,564        -
   Tax on net unrealized loss on securities carried at market value...................            197        -
   Other..............................................................................          1,644       1,002
                                                                                        --------------------------
        Gross deferred tax assets.....................................................        $10,242      $6,996
                                                                                        --------------------------
Deferred tax liabilities:
   Unbilled premiums..................................................................        (3,076)     (2,215)
   Tax on net unrealized gain on securities carried at market value...................          -           (790)
   Other..............................................................................          (860)       (744)
                                                                                        --------------------------
        Gross deferred tax liabilities................................................       ($3,936)    ($3,749)
                                                                                        --------------------------
        Net deferred tax asset........................................................         $6,306      $3,247
                                                                                        --------------------------
                                                                                        --------------------------

     The recoverability of the net deferred tax asset is demonstrated by taxes paid in prior years and available tax planning strategies. Management believes that it is more likely than not that the results of future operations and various tax planning strategies will generate sufficient taxable income in the periods necessary to realize the net deferred tax asset.

     The Company received Federal income tax refunds of $1,552 and made Federal income tax payments of $65 during the year ended December 31, 1998 and paid $2,300 and $1,400 of Federal income taxes during the years ended December 31, 1997 and 1996, respectively.

     At December 31, 1998, the Company had a tax net operating loss carry forward of $2,564 that expires in 2018.

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

                          PAULA FINANCIAL AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


     A large portion of the reinsurance is effected under reinsurance contracts known as treaties. PAULA Insurance Company ("PICO") maintains excess of loss and catastrophic reinsurance arrangements to protect it against losses above its retention on workers' compensation policies. Additionally, PICO has also chosen to quota-share a portion of its retained claims exposure. In a quota share reinsurance contract, the company and the reinsurer share premiums, losses and loss adjustment expenses on a proportional basis based on each parties interest in the quota-shared risk.

     The maximum retention for each loss occurrence on workers' compensation policies has been $250 since July 1996 and was $200 in the first half of 1996. In July 1998, PICO modified its prior existing excess of loss reinsurance treaty on the $250 excess $250 layer to retain the first $2,000 in annual aggregate losses, with a corresponding reduction in the reinsurance rate. In the fourth quarter of 1998 PICO entered into a two year excess of loss reinsurance arrangement with a retention of $50. Concurrent with this agreement, PICO entered into an excess of loss agreement which covers a portion of the losses in the $40 excess of $10 layer and a quota-share agreement which covers a portion of losses below $10.

     The following amounts have been deducted in the accompanying consolidated financial statements as a result of reinsurance ceded:

                                                                    YEARS ENDED DECEMBER 31,
                                                                    1998        1997       1996
                                                                    ----        ----       ----
Premiums earned...............................................      $18,834    $3,226     $2,056
Losses and loss expenses incurred.............................      $22,554    $  573     $  940
Operating expenses............................................      $ 3,024    $    -     $    -

     In July 1998, the Company entered into an assumption agreement with the New Mexico Retail Association Self-Insured Group ("the SIG"). The agreement provides for the complete assumption by PICO of the SIG reserves outstanding as of July 1, 1998 as well as a 100% quota-share participation on policies in-force
as of that date.   The prospective piece of the treaty has been accounted for as reinsurance in the accompanying consolidated financial statements. Premiums assumed under the prospective piece of this agreement were $1,647 while loss incurred were $1,031 for the year ended December 31, 1998. The portion of the contract related to the loss portfolio transfer does not meet risk transfer requirements and has therefore been accounted for using the deposit method of accounting. At December 31, 1998, the related liability of $1,962 is included in accounts payable and accrued expenses in the accompanying consolidated financial statements.

(8)  STOCKHOLDERS' EQUITY

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

                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


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

     PAULA Financial is dependent on the transfer of funds from its subsidiaries. Dividends and advances from PICO and PAULA Assurance Company ("PACO") are restricted by law and minimum capitalization requirements and, above certain thresholds, are subject to approval by insurance regulatory authorities. Net assets of the insurance subsidiaries in the amount of $62,378 and $55,497 at December 31, 1998 and 1997, respectively, are restricted as to their availability for advances or dividends to PAULA Financial due to insurance regulatory requirements.

(9)  EMPLOYEE BENEFIT PLANS

     The Company maintains a defined contribution employee stock ownership plan ("ESOP") covering all full-time employees, excluding hourly employees. The ESOP has assets principally comprised of 827,223 and 1,094,126 shares of the Company's common stock at December 31, 1998 and 1997, respectively. The Company can make annual contributions to the ESOP in cash or shares of the Company's common stock in amounts determined by the Company's Board of Directors, except that such contributions must be in cash to the extent the ESOP requires liquid funds to meet its obligations. The Company expensed cash contributions of $125 and $150 in the years ended December 31, 1997 and 1996, respectively. No contributions were made in 1998.

     The Company maintains a 401(k) plan covering substantially all employees. Employees may contribute up to 17% of their compensation. The Company makes a matching contribution of 50% of the employee contribution, limited to 6% of compensation. Total employer costs under the plan were $252, $224 and $208 for the years ended December 31, 1998, 1997 and 1996, respectively.

     Employees of the Company receive an annual year-end bonus based upon the results of the Company. Amounts expensed under bonus programs were $641, $1,068 and $1,053 for the years ended December 31, 1998, 1997 and 1996, respectively.

     In 1998, the Company implemented a key employee/consultant loan program which provides funds exclusively for the borrowers' purchase of Company stock. The Company has authorized loans of up to $1,000. The loans are full recourse, bear interest at the rate of 8.5% per annum, payable quarterly, have a three year maturity and are secured by the stock purchased. The loan program was reviewed and approved by the Compensation Committee of the Board of Directors. As of December 31, 1998, the Company had extended loans in the amount of $505,000. Such amounts are included in other receivables in the accompanying consolidated financial statements.

     In 1994, the Company adopted a stock incentive plan, reserving 550,000 shares of common stock, which provides for granting of stock options and restricted stock bonuses to officers and directors and key employees of the Company. Options and restricted stock are granted at the discretion of the
Executive Compensation Committee  of  the  Board of Directors.   Prior  to the
initial public  offering, options were granted at fair value as

                          PAULA FINANCIAL AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


determined by the Executive Compensation Committee of the Board of Directors. At December 31, 1998, 1,250 shares of common stock were available for issuance under the 1994 plan.

     In 1997, the Company adopted its 1997 Stock Incentive Plan, reserving 200,000 shares of common stock. Stock awards totaling 1,000 shares were granted in 1998 and at December 31, 1998, 199,000 shares of common stock were available for issuance under the 1997 plan. Stock options vest either immediately or over periods not to exceed five years and carry an exercise price equal to or in excess of the fair market value of the common stock on the date of grant. The stock options are generally exercisable for a ten-year term.

     Changes in the status of options granted under the 1994 plan are summarized as follows:

                                                                               1998
                                                                              ------
                                                                                                     WEIGHTED
                                                                            EXERCISE                  AVERAGE
                                                           SHARES             PRICE                EXERCISE PRICE
                                                       ------------      --------------           ----------------
Beginning of year....................................       402,850        $ 7.88-12.50                $ 8.78
      Granted........................................        27,000        $13.50-23.13                $19.56
      Canceled.......................................         (200)               $9.50                $ 9.50
      Exercised or redeemed..........................      (10,150)        $  7.88-9.50                $ 8.44
                                                       -------------------------------------------------------
End of year..........................................       419,500        $ 7.88-23.13                $ 9.48
                                                       -------------------------------------------------------
                                                       -------------------------------------------------------
Exercisable..........................................       365,525        $ 7.88-23.13                $ 9.02
                                                       -------------------------------------------------------
                                                       -------------------------------------------------------

                                                                               1997
                                                                              ------
                                                                                                     WEIGHTED
                                                                            EXERCISE                  AVERAGE
                                                           SHARES             PRICE                EXERCISE PRICE
                                                       ------------      --------------           ----------------
Beginning of year....................................       404,650       $7.88 - 12.50                  8.78
      Granted........................................             -             -                           -
      Canceled.......................................        (1,800)       9.03 - 9.50                   9.45
      Exercised or redeemed..........................             -             -                           -
                                                       -------------------------------------------------------
End of year..........................................       402,850       $7.88 - 12.50                  8.78
                                                       -------------------------------------------------------
                                                       -------------------------------------------------------

Exercisable..........................................       328,700       $7.88 - 12.50                  8.58
                                                       -------------------------------------------------------
                                                       -------------------------------------------------------


                                                                                1996
                                                                              ------
                                                                                                     WEIGHTED
                                                                            EXERCISE                  AVERAGE
                                                           SHARES             PRICE                EXERCISE PRICE
                                                       ------------      --------------           ----------------
Beginning of year....................................       115,950        $8.50 - 9.03                  8.67
      Granted........................................       289,300        7.88 - 12.50                  8.83
      Canceled.......................................         (600)                9.03                  9.03
      Exercised or redeemed..........................            -              -                           -
                                                       -------------------------------------------------------
End of year..........................................       404,650       $7.88 - 12.50                  8.78
                                                       -------------------------------------------------------
                                                       -------------------------------------------------------
Exercisable..........................................       280,700       $7.88 - 12.50                  8.78
                                                       -------------------------------------------------------
                                                       -------------------------------------------------------


                          PAULA FINANCIAL AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


     Pursuant to the plan, the Company granted 28,700 shares at $9.03 per share and 22,500 shares at $7.88 per share of restricted common stock in 1995 and 1996, respectively. The per share price for these awards was based on an annual independent appraisal. The restrictions lapse pursuant to various vesting schedules. Holders of restricted stock are entitled to vote such shares and receive dividends, which are not subject to restrictions. As of December 31, 1998, the restrictions on an aggregate of 13,900 shares of restricted stock have lapsed; 450, 1,150 and 1,400 shares in 1998, 1997, and 1996, respectively, were forfeited based upon voluntary termination. No restricted stock was granted in the years ended December 31, 1998 and 1997.

     In addition, in 1996, the Company issued options to purchase an aggregate of 316,000 shares of common stock to officers and directors of the Company outside the Plan. The options carry an exercise price of $9.50 per share. Also, outstanding is an option to purchase an aggregate of 60,000 shares of common stock to an officer of the Company outside of the plan granted at $8.50 per share in 1994. The options were granted at fair value as determined by the Executive Compensation Committee of the Board of Directors. Such options have the same terms as options granted under the plans. Options to purchase 84,000 shares of common stock were immediately exercisable with the remaining options vesting over a period of three years. In 1998 options to purchase 8,000 shares at $9.50 per share were exercised. Options to purchase 368,000 shares of common stock issued outside the plans remain outstanding as of December 31, 1998.

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("Opinion 25"), and related interpretations in accounting for its employee stock options and adopt the disclosure requirements of Statement of Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Had compensation cost for the Company's stock-based compensation plan been reflected in the accompanying consolidated financial statements based on the fair value at the grant dates for option awards consistent with the method of SFAS 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                        YEARS ENDED DECEMBER 31,
                                     -------------------------------
                                      1998         1997        1996
                                      ----         ----        ----
Net income (loss):
   As reported                      ($4,877)      $5,159     $3,923
   Pro forma                        ($5,366)       4,730      3,326

Earnings (loss) per share:
   As reported                       ($0.78)       $1.88      $2.07
   Pro forma                         ($0.86)        1.73       1.75

Earnings (loss) per share
   assuming dilution:
   As reported                       ($0.78)       $1.11      $1.00
   Pro forma                         ($0.86)        1.01       0.85

                          PAULA FINANCIAL AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


     The fair value for options granted in 1998 was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk free interest rate of 5.3%, average option exercise period of seven years, and a volatility factor of 50%. The fair value for options granted prior to 1998 was estimated at the date of grant using the minimum value method. The risk free interest rate used for options granted during 1995 and 1996 was 6.4%. An average option exercise period of seven years was used. Pro forma net income
(loss) does not reflect options granted prior to 1995. During the initial phase-in period of SFAS 123, the full impact of calculating compensation cost for stock options is not reflected in the pro forma net income (loss) amounts presented above because compensation cost is reflected over the options' vesting periods and compensation cost for options granted prior to January 1, 1995 is not considered.

(10)  STATUTORY ACCOUNTING PRACTICES

     The insurance subsidiaries are required to file statutory financial statements with state insurance regulatory authorities. Accounting practices used to prepare these statutory financial statements differ from generally accepted accounting principles ("GAAP"). Such differences include the following:
(1) reserves for losses and loss adjustment expenses must meet certain minimum requirements, (2) reserves for policyholder dividends are recorded as a restriction on surplus until declared, (3) Federal income taxes are recorded when payable, (4) fixed maturities are carried at admitted values, (5) certain assets are non-admitted and (6) acquisition expenses are expensed when incurred. Amounts reported to regulatory authorities as compared to amounts included in the accompanying consolidated financial statements on a GAAP basis for the years ended December 31, 1998, 1997 and 1996 follow:

                                                                           AS INCLUDED
                                                                              IN THE
                                                                           ACCOMPANYING
                                                                           CONSOLIDATED          AS REPORTED
                                                                             FINANCIAL          TO REGULATORY
                                                                            STATEMENTS           AUTHORITIES
                                                                          -------------         -------------
Years ended December 31, 1998:
   Net loss.........................................................            ($5,519)            ($6,955)
                                                                          -------------         -----------
                                                                          -------------         -----------
   Stockholders' equity.............................................             $67,793             $54,504
                                                                          -------------         -----------
                                                                          -------------         -----------
1997:
   Net earnings.....................................................              $6,017              $6,439
                                                                          -------------         -----------
                                                                          -------------         -----------
   Stockholders' equity.............................................             $61,974             $50,230
                                                                          -------------         -----------
                                                                          -------------         -----------
1996:
   Net earnings.....................................................              $5,770              $5,080
                                                                          -------------         -----------
                                                                          -------------         -----------
   Stockholders' equity.............................................             $45,202             $35,144
                                                                          -------------         -----------
                                                                          -------------         -----------

                          PAULA FINANCIAL AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


     Statutory accounting practices for the insurance subsidiaries are prescribed or permitted by the Department of Insurance of the State of California ("California DOI"). Prescribed accounting practices include a variety of publications of the National Association of Insurance Commissioners ("NAIC") as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices that are not prescribed; such practices differ from state to state, may differ from company to company within a state and may change in the future. Furthermore, the NAIC's project to codify statutory accounting practices was approved by the NAIC in March 1998. The approval included a provision for commissioner discretion in determining appropriate statutory accounting for insurers in their state. Consequently, prescribed and permitted accounting practices may continue to differ from state to state. The California DOI has indicated that codification will become effective on January 1, 2001. The Company has not determined how implementation will affect its insurance subsidiaries' statutory financial statements.

     Insurance regulatory authorities impose various restrictions on the payment of dividends and advances by insurance companies. As of December 31, 1998, the maximum dividend and advance payments that may be made during 1999 by the insurance subsidiaries to PAULA Financial without prior approval of the regulatory authorities are limited to the greater of net income for the preceding year or 10% of policyholder surplus as of the preceding December 31 and approximate $5,415.

(11)  COMMITMENTS AND CONTINGENCIES

     The Company leases buildings for its home office and certain other premises under long-term operating leases that expire in various years to 2002. Certain of these leases contain renewal provisions. In 1997 and 1996 certain of these leases are with related parties. Rent expense was $1,719, $1,613 and $1,657 for the years ended December 31, 1998, 1997 and 1996, respectively. Included in rent expense is rent paid to related parties of the Company totaling $52 and $149 for the years ended December 31, 1997 and 1996, respectively.

     Approximate aggregate minimum rental commitments under operating leases at December 31, 1998 are as follows:

          1999.....................................................................       $1,565
          2000.....................................................................          659
          2001.....................................................................          261
          2002.....................................................................           97

     In the ordinary course of business, the Company's subsidiaries are defendants in various lawsuits. Management believes that the ultimate disposition of the litigation will not result in a material impact to the financial position or operating results of the Company.

                          PAULA FINANCIAL AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     The NAIC has adopted a risk-based capital formula for both property and casualty and life insurance companies. These formulas calculate a minimum level of capital and surplus which should be maintained by each insurer. At
December 31, 1998, both PICO and PACO's adjusted capital and surplus exceeded their respective risk-based capital requirements.

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

(13)  SUBSEQUENT EVENT

     In early 1999, the Company made an investment in the recently formed Altus Insurance Holdings, LLC, the parent company of Altus Casualty Company Ltd. ("Altus"), a specialty workers' compensation insurance company. The Company made a capital contribution of $5,500 and has the option to acquire additional equity and provide quota-share reinsurance to Altus through PICO. The Company will use the equity method to account for its investment in Altus.

     In March 1999, the Company announced that it had agreed to purchase the insurance agency assets of the Sacramento and Stockton, California offices of CAPAX Management & Insurance Services ("CAPAX") for approximately $3,200. The Company will fund the transaction with $2,100 in cash plus $1,100 in CAPAX securities currently held by the Company. The transaction is expected to close in April, subject to certain conditions. The acquisition will be accounted for as an asset purchase.

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

                               III-1

                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES  AND REPORTS ON FORM 8-K.

     Financial Statements, Financial Statement Schedules and Exhibits:

     1. Financial Statements: See the Consolidated Financial Statements included herein under Part I, Item 8.
     2. Financial Statement Schedules: The following Consolidated Financial Statement schedules are attached hereto at the end of this Report on Form 10-K:

SCHEDULE       DESCRIPTION
--------       -----------
  NO.
  ---
I          Summary of Investments
II         Condensed Financial Information of Registrant
III        Supplementary Insurance Information
IV         Reinsurance
V          Valuation and Qualifying Accounts and Reserves
VI         Supplemental Property and Casualty Insurance Information

           3.   Exhibits:


CHEDULE       DESCRIPTION
--------       -----------
  NO.
  ---
2.1        Asset Purchase Agreement dated December 8, 1994 by and between Registrant, Oregon Ag Insurance Services, Inc.,
           Agri-Comp. Inc., Oregon-Comp. Inc. and Oregon Risk Management, Inc.*
2.2        Asset Purchase Agreement dated November 10, 1995 by and between Pan American Underwriters, Inc. (PAU), Desert
           Benefits, Inc., Employee Benefits & Insurance Services, Fredric J. Klicka and Fredric J. Klicka II.*
2.3        Agreement dated July 25, 1996 by and among Registrant, PAULA Insurance Company (PICO), James G. Parker Insurance
           Associates (Parker) and certain individual stockholders of Parker.*
2.4        Asset Purchase Agreement dated August 23, 1996 by and among PAU, Guinn Sinclair Insurance Services, Margaret Funnell and
           Yolanda Ibarrez.*
2.5        Series A Preferred Stock Purchase Agreement dated March 11, 1997 by and between PICO and CAPAX Management & Insurance
           Services (CAPAX).*
2.6        Letter Agreement, dated March 12, 1999 by and among Registrant, PAU and CAPAX.
3.1        Certificate of Incorporation of Registrant.**
3.2        Certificate of Designations of Series B Junior Participating Cumulative Preferred Stock of Registrant***
3.3        Bylaws of Registrant.*
4.1        Reserved.
4.2        Specimen certificate of Common Stock, including legend evidencing attached Stock Purchase Rights.***

10.1       Lease for Registrant's Pasadena, California office, between Pasadena Gateway Plaza, as Lessor, and PAU, as Lessee, dated
           January 1, 1989 and last amended May 12, 1995 and the Assignment and Assumption of Lease and Consent between LACERA
           Gateway Property, Inc., PAU and PICO.*
10.2       Lease for Registrant's Lake Oswego, Oregon office, dated September 23, 1996 and amended May 13, 1997 between WCB
           Thirty-Two Limited Partnership, as Lessor, and PICO, as Lessee.*
10.3       Lease for Registrant's Fresno, California office dated October 18, 1994 and amended January 10, 1997 between Altaffer
           Survivor Trust, as Lessor, and PAU, as Lessee.*
10.4       Agreement of Reinsurance, No. 7448, dated February 16, 1990 and last amended July 1, 1996 between General Reinsurance
           Corporation and PICO.*
10.5       Workers' Compensation and Employers' Liability Excess of Loss Reinsurance Agreement, No. 380, dated July 1, 1995 and last amended July 1, 1996 between PICO and certain reinsurers named therein.*
10.6       PAULA Financial and Subsidiaries 1994 Stock Incentive Plan.*
10.7       PAULA Financial and Subsidiaries 1997 Stock Incentive Plan.*
10.8       Form of Stock Option Agreement (Immediate Vesting - Non-Plan) issued in connection with the grant of stock options under the 1994 Plan.*
10.9       Form of Stock Option Agreement (Executive - Non-Plan) issued in connection with the grant of stock options other than under the 1994 Plan.*
10.10      Form of Stock Option Agreement (Immediate Vesting) issued under the 1994 Plan.*
10.11      Form of Stock Option Agreement (Executive) issued under the 1994 Plan.*
10.12      Form of Stock Option Agreement (Stepped Vesting) issued under the 1994 Plan.*
10.13      Form of Indemnification Agreement between Registrant and each of its directors.*
10.14      Convertible Revolving Loan Note dated March 31, 1997 made by Registrant in favor of Sanwa Bank California.*
10.15      Credit Agreement dated March 31, 1997 between Registrant and Sanwa Bank California.*
10.16      Form of Credit Guaranty dated March 31, 1997 made by each of PAU, Pan American Underwriters Insurance Agents &
           Brokers, Inc. (PAUIAB), Agri-Comp Insurance Agency, Inc. and Pan Pacific Benefit Administrators, Inc. (PPBA).*
10.17      Series A Preferred Stock Purchase Agreement dated August 3, 1994 between Registrant and certain purchasers of Series A
           Preferred Stock.*
10.18      Sixth Amendment, dated May 11, 1998, and Seventh Amendment dated September 17, 1998, to the Registrant's Lease for its
           Pasadena, California office dated January 1, 1989, as amended and as assigned to date, between LACERA Gateway Property,
           Inc., as lessor and PICO, as lessee. ***
10.19      Endorsement 8, dated March 9, 1998, and Endorsement 9, dated August 28, 1998, to Agreement of Reinsurance No. 7448 dated
           February 16, 1990, as amended and endorsed to date, between General Reinsurance Corporation and PICO. ***
10.20      Limited Liability Company Operating Agreement of Altus Insurance Holdings, LLC dated as of March 12, 1999 among the several members and Registrant.
10.21      Asset Management Agreement dated February 1, 1995 between PICO and Conning.*
10.22      Agency and Affiliates Cost Allocation and Reimbursement Agreement dated March 1, 1992 and last amended December 1, 1996 between PAU and PAUIAB, as Agency, and PICO, PACO and PPBA, as Affiliates.*
10.23      PAULA Insurance Company Insurance Carrier and Affiliates Cost Allocation and Reimbursement Agreement dated March 1, 1992 and last amended December 9, 1994 between PICO, as Carrier, and PACO, PAU, PAUIAB and PPBA, as Affiliates.*

10.24      PAULA Financial Parent and Affiliates Cost Allocation and Reimbursement Agreement dated January 1, 1993 and last amended
           December 9, 1994 between Registrant, as Parent, and PICO, PACO, PAU, PAUIAB and PPBA, as Affiliates.*
10.25      Managing Agreement dated January 1, 1993 and last amended April 28, 1995 between PACO and PPBA, as Manager.*
10.26      Federal Income Tax Allocation Agreement dated April 10, 1997 between Registrant and its subsidiaries.*
10.27      Agency Agreement dated March 1, 1992 and last amended April 1, 1997 between PAU and PICO.*
10.28      Agency Agreement dated March 1, 1992 and last amended April 1, 1997 between PAUIAB and PICO.*
10.29      Agency Agreement dated December 8, 1994 and last amended April 1, 1997 among Agri-Comp Insurance Agency, Inc. and PICO.*
10.30      Purchase Option dated March 11, 1997 between Registrant and CAPAX.*
10.31      Plan of Reorganization and Agreement of Merger dated September 22, 1997 between PAULA Financial (Delaware) and PAULA
           Financial (California).**
10.32      Paula Insurance Company Workers Compensation Quota Share Reinsurance Agreement
           1998 Placement Slip effective October 1, 1998 between PICO and Reliance Insurance
           Company
10.33      Paula Insurance Company Workers Compensation First and Second Excess of Loss Reinsurance
           Agreement 1998 Placement Slip effective October 1, 1998 between PICO and
           Reliance Insurance Company
10.34      Change of Control Agreement dated as of November 1, 1998 between the Registrant and Jeffrey A. Snider.
11         Statement re computation of per share earnings.
21         List of subsidiaries of PAULA Financial.*
23         Consent of KPMG LLP.
27         Financial Data Schedule - Year Ended December 31, 1998.

_______
* Incorporated by reference from the exhibit of the same number filed as an exhibit to the Company's Registration Statement on Form S-1 (Reg. No. 333-33159) filed on August 8, 1997 under the 1933 Act (the "Registration Statement").

** Incorporated by reference from the exhibit of the same number filed as an exhibit to Amendment No. 1 to the Registration Statement.

*** Incorporated by reference from the exhibit of the same number filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 1998.

(b) REPORTS ON FORM 8-K.

The Company filed no reports on Form 8-K during the fourth quarter of 1998.

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PAUL FINANCIAL

                                   By:    /s/ James A. Nicholoson
                                       ------------------------------
                                         SENIOR VICE PRESIDENT, CFO
                                             MARCH 30, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            SIGNATURE                                TITLE                            DATE
            ---------                                -----                            ----
      /s/ Jeffrey A. Snider              Chairman of the Board, President and      March 30, 1999
      ---------------------              Chief Executive Officer
          Jeffrey A. Snider              (Principal Executive Officer)

      /s/ James A. Nicholson             Senior Vice President and Chief           March 30, 1999
      ----------------------             Financial Officer (Principal Financial
          James A. Nicholson             and Principal Accounting Officer)

      /s/ John B. Clinton                Director                                  March 30, 1999
      -------------------
          John B. Clinton

      /s/ Jerry M. Miller                Director                                  March 30, 1999
      -------------------
          Jerry M. Miller

      /s/ Robert Puccinelli              Director                                  March 30, 1999
      ---------------------
          Robert Puccinelli

      /s/ Bradley K. Serwin              Director                                  March 30, 1999
      ---------------------
          Bradley K. Serwin

      /s/ Andrew M. Slavitt              Director                                  March 30, 1999
      ---------------------
          Andrew M. Slavitt

      /s/ Gerard Vecchio                 Director                                  March 30, 1999
      ----------------------
          Gerard Vecchio

      /s/ Ronald W. Waisner              Director                                  March 30, 1999
      ---------------------
          Ronald W. Waisner

                                  EXHIBIT INDEX

    EXHIBIT
     NUMBER                                  DESCRIPTION
    -------                                  -----------
       2.6        Letter Agreement, dated March 8, 1999 by and among Registrant, PAU and CAPAX.
      10.20       Limited Liability Company Operating Agreement of Altus Insurance Holdings, LLC dated as of March 12, 1999 among the several members and Registrant.
      10.32       Paula Insaurance Company Workers Compensation Quota Share Reinsurance Agreement
                  1998 Placement Slip effective October 1, 1998 between PICO and Reliance
                  Insurance Company
      10.33       Paula Insurance Company Workers Compensation First and Second Excess of Loss
                  Reinsurance Agreement 1998 Placement Slip effective October 1, 1998 between PICO and Reliance Insurance Company
      10.34       Change of Control Agreement dated as of November 1, 1998
                  between the Registrant and Mr. Jeffrey A. Snider
       11         Statement re computation of per share earnings.
       23         Consent of KPMG LLP.
       27         Financial Data Schedule - Year Ended December 31, 1998.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
PAULA Financial:

             Under date of March 2, 1999, we reported on the consolidated balance sheets of PAULA Financial and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998 which are included in the Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules in the Annual Report on Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

          In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                                     /s/ KPMG LLP

Los Angeles, California
March 2, 1999

                                                                     SCHEDULE I



                                   PAULA FINANCIAL AND SUBSIDIARIES

                                        SUMMARY OF INVESTMENTS
                                            (IN THOUSANDS)


                                                                                AS OF DECEMBER 31, 1998
                                                                                ------------------------
COLUMN A                                                            COLUMN B         COLUMN C           COLUMN D
                                                                                                 AMOUNT AT WHICH SHOWN
TYPE OF INVESTMENTS                                                   COST            VALUE      IN THE BALANCE SHEET
-------------------                                                  -----            -----      ---------------------
Fixed maturities:
  Bonds:
      U.S. Treasury securities and obligations of U.S.
        Government corporations and agencies.............          $ 13,445          $ 13,766          $ 13,766
      States, municipalities and political subdivisions..            24,082            24,346            24,346
      Corporate securities...............................            79,927            79,625            79,625
      Collateralized mortgage obligations and other
        asset backed securities..........................            53,925            53,055            53,055
                                                            ----------------    --------------    --------------
           Total fixed maturities........................           171,379           170,792           170,792

  Equity securities:
      Common stock.......................................             3,252             3,219             3,219
      Nonredeemable preferred stock......................               999             1,040             1,040
                                                            ----------------    --------------    --------------
           Total equity securities.......................             4,251             4,259             4,259

   Short-term investments................................             2,572             2,572             2,572
                                                            ----------------    --------------    --------------
           Total investments.............................          $178,202          $177,623          $177,623
                                                            ----------------    --------------    --------------
                                                            ----------------    --------------    --------------

                                                               SCHEDULE II.1


                                   PAULA FINANCIAL AND SUBSIDIARIES

                             CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                            PAULA FINANCIAL

                                            BALANCE SHEETS
                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                                DECEMBER 31,
                                                                                                --------------
                                                                                           1998                 1997
                                                                                 ---------------      ----------------
ASSETS
Common stock, at market (cost $1,018 and  $5,138 in 1998 and 1997)..........             $ 1,057              $ 5,138
Cash and invested cash......................................................               1,624               13,647
Property and equipment, net.................................................                   3                   43
Investment in subsidiaries..................................................              71,731               65,137
Deferred income taxes.......................................................               1,627                   11
Other assets................................................................               1,072                1,885
                                                                                 ---------------      ----------------
                                                                                 ---------------      ----------------
                                                                                         $77,114              $85,861
                                                                                 ---------------      ----------------
                                                                                 ---------------      ----------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Notes payable...............................................................             $ 2,667              $   406
Accounts payable and other liabilities......................................                 411                  635
                                                                                 ----------------    -----------------
                                                                                           3,078                1,041
Stockholders' equity:
Preferred stock, $0.01 par value; Authorized 4,058,823 shares:
    none issued and outstanding.............................................             $     -              $     -
Common stock, $0.01 par value; Authorized 15,000,000 shares:
    issued, 6,338,815 shares in 1998 and 6,321,177 shares in 1997...........                  63                   63
Additional paid-in capital..................................................              67,386               67,176
Retained earnings...........................................................              10,182               16,048
Accumulated other comprehensive income:
   Net unrealized gain on investments.......................................               (382)                1,533
                                                                                 ----------------    -----------------
                                                                                          77,249               84,820
Treasury stock (409,800 shares in 1998).....................................             (3,213)                    -
                                                                                 ----------------    -----------------
      Net stockholders' equity..............................................              74,036               84,820
                                                                                 ---------------      ----------------
                                                                                 ---------------      ----------------
                                                                                         $77,114              $85,861
                                                                                 ---------------      ----------------
                                                                                 ---------------      ----------------

                             See notes to condensed financial information

                                                                   SCHEDULE II.2


                                   PAULA FINANCIAL AND SUBSIDIARIES

                             CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                            PAULA FINANCIAL

                                       STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)


                                                                              YEARS ENDED DECEMBER 31,
                                                                             1998             1997             1996
                                                                       -----------      ----------       ----------
Income:
   Net investment income......................................          $      858      $      169       $       31
   Service fees...............................................               1,403             977              871
   Other......................................................                  20             293              112
                                                                   ----------------  --------------   --------------
                                                                             2,281           1,439            1,014
Expenses:
   Interest expense...........................................                  35             747              635
   Service fees...............................................                 668             910              865
   Operating..................................................               1,716             721            1,649
                                                                   ----------------  --------------   --------------
                                                                             2,419           2,378            3,149
Loss from operations before income tax benefit and equity in
   net income of subsidiaries.................................                (138)           (939)          (2,135)
   Income tax benefit.........................................                  (6)           (309)            (727)
                                                                   ----------------  --------------   --------------
Loss from operations before equity in net income of subsidiaries
                                                                              (132)           (630)          (1,408)
Equity in net income of subsidiaries..........................              (4,745)          5,789            5,331
                                                                   ----------------  --------------   --------------
                                                                   ----------------  --------------   --------------
        Net income (loss).....................................             ($4,877)     $     5,159      $    3,923
                                                                   ----------------  --------------   --------------
                                                                   ----------------  --------------   --------------

Earnings (loss) per share.....................................              ($0.78)           $1.88      $     2.07
Weighted average shares outstanding...........................           6,228,479       2,737,065        1,896,464


Earnings (loss) per share - assuming dilution.................              ($0.78)     $     1.11       $     1.00
Weighted average shares outstanding - assuming dilution.......           6,228,479       4,664,511        3,910,715

                             See notes to condensed financial information

                                                                  SCHEDULE II.3

                                   PAULA FINANCIAL AND SUBSIDIARIES
                             CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                            PAULA FINANCIAL

                                       STATEMENTS OF CASH FLOWS
                                            (IN THOUSANDS)

                                                                                    YEARS ENDED DECEMBER 31,
                                                                                     ------------------------
                                                                                 1998                1997              1996
                                                                                 ----                ----              ----
Cash flows from operating activities:
Net income (loss)...............................................               ($4,877)            $5,159            $3,923
Adjustments to reconcile net income (loss) to net cash used in operating activities:
   Depreciation and amortization.................................                   12                 31                45
   (Income) loss from subsidiaries...............................                4,745             (5,789)           (5,331)
   Dividends received from subsidiaries..........................                    -                  -               820
   Loss on sales of securities...................................                  212                  -                 -
   Loss on sale of fixed assets..................................                    -                  6                 5
   (Increase) decrease in other assets...........................                  813             (1,703)             (539)
   Increase (decrease) in accounts payable and other liabilities.                 (224)              (351)              536
   Other, net....................................................                 (937)              (111)             (195)
                                                                       ----------------   ----------------  ----------------
      Net cash used in operating activities.....................                 ($256)           ($2,758)            ($736)
                                                                       ----------------   ----------------  ----------------
Cash flows from investing activities:
   Purchase of common stock.....................................                     -             (5,138)                -
   Proceeds from sale of common stock...........................                 3,908                  -                 -
   Proceeds from sale of property and equipment.................                    28                 13                88
   Purchase of property and equipment...........................                     -                  -               (74)
   Capital contribution to subsidiary...........................               (13,964)           (10,000)                -
                                                                       ----------------   ----------------  ----------------
      Net cash provided by (used in) investing activities........             ($10,028)          ($15,125)          $    14
                                                                       ----------------   ----------------  ----------------
Cash flows from financing activities:
   Borrowings (repayments) under line of credit agreement, net..                 2,600             (7,490)            2,268
   Payments on notes payable....................................                  (339)            (2,975)           (1,627)
   Issuance of notes payable....................................                     -                238               269
   Dividends paid...............................................                  (989)                 -
   Exercise of stock options....................................                   202                  -
   Sale of common stock.........................................                     -             41,278               343
   Repurchase of common stock...................................                (3,213)
   Retirement of common stock...................................                     -                (60)                -
                                                                       ----------------   ----------------  ----------------
      Net cash provided (used in) financing activities...........              ($1,739)         $  30,991           $ 1,253
                                                                       ----------------   ----------------  ----------------
Net increase (decrease) in cash and invested cash...............               (12,023)            13,108               531
Cash and invested cash at beginning of period...................                13,647                539                 8
                                                                       ----------------   ----------------  ----------------
Cash and invested cash at end of period.........................             $   1,624          $  13,647           $   539
                                                                       ----------------   ----------------  ----------------
                                                                       ----------------   ----------------  ----------------

Supplemental disclosure of cash flow information:
   Cash paid during the period for income taxes..................            $       1          $       1           $     1
                                                                       ----------------   ----------------  ----------------
                                                                       ----------------   ----------------  ----------------
   Cash paid during the period for interest......................            $      35          $   1,007           $   557
                                                                       ----------------   ----------------  ----------------
                                                                       ----------------   ----------------  ----------------

                             See notes to condensed financial information

                                                                   SCHEDULE II.4

                          PAULA FINANCIAL AND SUBSIDIARIES

                    CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                   PAULA FINANCIAL

                      NOTES TO CONDENSED FINANCIAL INFORMATION
                             DECEMBER 31, 1998 AND 1997
                                   (IN THOUSANDS)

1. BASIS OF PRESENTATION

         In accordance with the requirements of Regulation S-X of the Securities and Exchange Commission, the financial statements of the registrant are condensed and omit many disclosures presented in the consolidated financial statements and the notes thereto.

2. NOTES PAYABLE

         The following is a summary of the notes payable balances at period end:

                                                                             DECEMBER 31,
                                                                          1998            1997
                                                                          ----            ----
    Note payable to bank.............................................       $2,600
                                                                                          $    -
    Note payable.....................................................           67           406
                                                                       ------------  ------------
                                                                       ------------  ------------
    Balance at end of period.........................................       $2,667        $  406
                                                                       ------------  ------------
                                                                       ------------  ------------

         Maturities of notes payable for the next five years are as follows:

FISCAL YEAR                                                               DECEMBER 31, 1998
-----------                                                               -----------------
1999.................................................................                  $67

3. DIVIDENDS FROM SUBSIDIARIES

         During 1998 and 1997, no cash dividends were paid to PAULA Financial by its consolidated subsidiaries. During 1996, a cash dividend of $820 was paid to PAULA Financial by its consolidated subsidiaries.

4. CONTINGENCIES

         The Company is subject to various litigation which arises in the ordinary course of business. Based upon discussions with counsel, management is of the opinion that such litigation will not have a material adverse effect on the consolidated financial position of the Company or its consolidated results of operations.

                                                                  SCHEDULE III

                                   PAULA FINANCIAL AND SUBSIDIARIES

                                  SUPPLEMENTAL INSURANCE INFORMATION
                                            (IN THOUSANDS)

         COLUMN                       COLUMN        COLUMN        COLUMN         COLUMN         COLUMN
            A                            B             C            D              E               F
            -                            -             -            -              -               -
                                                    FUTURE
                                                    POLICY                        OTHER
                                                   BENEFITS,                     POLICY
                                     DEFERRED       LOSSES,                      CLAIMS
                                      POLICY       CLAIMS AND                      AND
                                    ACQUISITION      LOSS         UNEARNED       BENEFITS        PREMIUM
                                       COSTS       EXPENSES       PREMIUM        PAYABLE         REVENUE
                                   ------------   -----------    ---------     ----------     -----------
1998
Workers Compensation....                 $2,533      $135,939      $20,234         $-            $127,997
Group A&H...............                      -           278            -          -                 490
Group Life..............                      -            99            -          -                 283
                                   ------------   -----------    ---------     ----------     -----------
   Total................                 $2,533      $136,316      $20,234         $-            $128,770
                                   ------------   -----------    ---------     ----------     -----------
                                   ------------   -----------    ---------     ----------     -----------
1997
Workers Compensation....                 $2,191       $77,441      $15,390         $-             $91,957
Group A&H...............                      -           242            -         -                  563
Group Life..............                      -           101            -         -                  315
                                   ------------   -----------    ---------     ----------     -----------
   Total................                 $2,191       $77,784      $15,390         $-             $92,835
                                   ------------   -----------    ---------     ----------     -----------
                                   ------------   -----------    ---------     ----------     -----------
1996
Workers Compensation....                 $1,330       $55,187      $10,655         $-             $54,563
Group A&H...............                      -           400            -         -                  551
Group Life..............                      -           133            -         -                  390
                                   ------------   -----------    ---------     ----------     -----------
                                   ------------   -----------    ---------     ----------     -----------
   Total................                 $1,330       $55,720      $10,655         $-             $55,504
                                   ------------   -----------    ---------     ----------     -----------
                                   ------------   -----------    ---------     ----------     -----------


         COLUMN                        COLUMN        COLUMN        COLUMN        COLUMN        COLUMN
            A                            G              H             I             J             K
            -                            -              -             -             -             -
                                                    BENEFITS,     AMORTIZA-
                                                     CLAIMS,      TION OF
                                                     LOSSES       DEFERRED
                                          NET           AND       POLICY         OTHER
                                     INVESTMENT     SETTLEMENT    ACQUISI-     OPERATING     PREMIUMS
                                       INCOME        EXPENSES    TION COSTS     EXPENSES      WRITTEN
                                   -------------   -----------   ----------   -----------    ------------
1998
Workers Compensation....                 $8,156     $114,118       $18,909       $33,672      $151,675
Group A&H...............                    144          235             -           229           490
Group Life..............                    136          130             -           112           283
                                   -------------   ----------   -----------   -----------  ------------
   Total................                 $8,436     $114,483       $18,909       $34,013      $152,448
                                   -------------   ----------   -----------   -----------  ------------
                                   -------------   ----------   -----------   -----------  ------------
1997
Workers Compensation....                 $5,066     $ 67,915       $ 9,074       $24,544      $ 99,919
Group A&H...............                    155           98             -           278           563
Group Life..............                    139           94             -           131           315
                                   -------------   ----------   -----------   -----------  ------------
   Total................                 $5,360     $ 68,107       $ 9,074       $24,953      $100,797
                                   -------------   ----------   -----------   -----------  ------------
                                   -------------   ----------   -----------   -----------  ------------
1996
Workers Compensation....                 $4,288     $ 33,293       $ 2,421       $17,256      $ 60,609
Group A&H...............                    152          407             -           338           551
Group Life..............                    145          200             -           234           390
                                   -------------   ----------   -----------   -----------  ------------
   Total................                 $4,585     $ 33,900       $ 2,421       $17,828      $ 61,550
                                   -------------   ----------   -----------   -----------  ------------
                                   -------------   ----------   -----------   -----------  ------------

                                                                  SCHEDULE IV


                                   PAULA FINANCIAL AND SUBSIDIARIES

                                              REINSURANCE
                                        (DOLLARS IN THOUSANDS)


                     COLUMN A                      COLUMN B       COLUMN C      COLUMN D      COLUMN E        COLUMN F
                     --------                      --------       --------      --------      --------        --------
                                                                  CEDED TO    ASSUMED FROM                  ASSUMED TO NET
                    DESCRIPTION                                     OTHER        OTHER                       PERCENTAGE OF
                                                  GROSS AMOUNT    COMPANIES    COMPANIES     NET AMOUNT        AMOUNT
                                                 -------------   -----------  ------------   -----------    --------------
YEAR ENDED DECEMBER 31, 1998 Premiums:
Workers' compensation insurance...............       $144,328       $18,834       $2,503      $127,997            2.0%
Group A&H.....................................            490       -            -                 490            0.0%
Group Life....................................            283       -            -                 283            0.0%
                                                --------------------------------------------------------------------------
Total Premiums................................       $145,101       $18,834       $2,503      $128,770            2.0%
                                                --------------------------------------------------------------------------
                                                --------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1997 Premiums:
Workers' compensation insurance...............        $94,603        $3,226         $580       $91,957            0.6%
Group A&H.....................................            563       -            -                 563            0.0%
Group Life....................................            315       -            -                 315            0.0%
                                                --------------------------------------------------------------------------
Total Premiums................................        $95,481        $3,226         $580       $92,835            0.6%
                                                --------------------------------------------------------------------------
                                                --------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1996 Premiums:
Workers' compensation insurance...............        $56,197        $2,056         $422       $54,563            0.8%
Group A&H.....................................            551       -            -                 551            0.0%
Group Life....................................            390       -            -                 390            0.0%
                                                --------------------------------------------------------------------------
Total Premiums................................        $57,138        $2,056         $422       $55,504            0.8%
                                                --------------------------------------------------------------------------
                                                --------------------------------------------------------------------------

                                                                     SCHEDULE V

                   PAULA FINANCIAL AND SUBSIDIARIES

            VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                            (IN THOUSANDS)


                            COLUMN A                       COLUMN B           COLUMN C            COLUMN D      COLUMN E
                            --------                       --------           --------            --------      --------
                                                                              ADDITIONS
                                                          BALANCE AT   CHARGED TO   CHARGED TO                  BALANCE AT
                                                          BEGINNING    COSTS AND      OTHER                        END
                                                          OF PERIOD     EXPENSE      ACCOUNTS     DEDUCTIONS    OF PERIOD
                                                          ----------   ----------    ----------   ----------    -----------
YEAR ENDED DECEMBER 31, 1998
Allowance for uncollectible accounts.............            $600         $301          $ -            $ -         $901
                                                        ----------   ----------     ---------     ---------     --------
                                                        ----------   ----------     ---------     ---------     --------
YEAR ENDED DECEMBER 31, 1997
Allowance for uncollectible accounts.............            $500         $100          $ -            $ -         $600
                                                        ----------   ----------     ---------     ---------     --------
                                                        ----------   ----------     ---------     ---------     --------
YEAR ENDED DECEMBER 31, 1996
Allowance for uncollectible accounts.............            $358         $142          $ -            $ -         $500
                                                        ----------   ----------     ---------     ---------     --------
                                                        ----------   ----------     ---------     ---------     --------

                                                                   SCHEDULE VI

                                   PAULA FINANCIAL AND SUBSIDIARIES

                       SUPPLEMENTAL PROPERTY AND CASUALTY INSURANCE INFORMATION
                                            (IN THOUSANDS)


     COLUMN                   COLUMN         COLUMN         COLUMN         COLUMN      COLUMN
        A                        B              C              D             E            F
        -                        -              -              -             -            -
                                                             DISCOUNT
                                                              IF ANY,
                                                            DEDUCTED IN
                                             RESERVES        RESERVES
                                            FOR UNPAID      FOR UNPAID
                              DEFERRED      CLAIMS AND      CLAIMS AND
                               POLICY         CLAIMS          CLAIM
                            ACQUISITION     ADJUSTMENT      ADJUSTMENT     UNEARNED      EARNED
                               COSTS         EXPENSE         EXPENSES       PREMIUM      PREMIUM
                           ------------   -------------  -------------   ----------   ----------
1998
Workers Compensation...          $2,533       $135,939        $-            $20,234     $127,997
1997
Workers Compensation...          $2,191       $ 77,441        $-            $15,390      $91,957
1996
Workers Compensation...          $1,330       $ 55,187        $-            $10,655      $54,563


     COLUMN               COLUMN            COLUMN           COLUMN       COLUMN         COLUMN
        A                   G                 H                 I            J            K
        -                   -                 -                 -            -            -
                                       CLAIMS AND CLAIM
                                           ADJUSTMENT
                                       EXPENSES INCURRED
                                          RELATED TO:
                                       -----------------
                                                              AMORTIZA-
                                                              TION  OF        PAID
                                                               DEFERRED      CLAIMS &
                              NET                              POLICY         CLAIM
                          NVESTMENT    CURRENT     PRIOR       ACQUISI-     ADJUSTMENT   PREMIUMS
                           INCOME        YEAR      YEAR      TION COSTS      EXPENSES    WRITTEN
                         -----------   --------  -------    ------------   -----------  ----------
1998
Workers Compensation...     $8,156     $107,850  $ 6,268       $18,909       $74,363     $151,675
1997
Workers Compensation...     $5,066     $66,330   $ 1,586       $ 9,074       $45,629     $ 99,919
1996
Workers Compensation...     $4,288     $35,938   $(2,646)      $ 2,421       $34,514     $ 60,609