Form 10-Q
period 1999-03-31
PAULA FINANCIAL
filed 1999-05-07
CIK 929031

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------
                                    FORM 10-Q

     (Mark One)

    [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Number of shares of Common Stock, $.01 par value, outstanding as of close of business on April 30, 1999:
5,928,967 shares.

--------------------------------------------------------------------------------

PAULA FINANCIAL
INDEX TO FORM 10-Q


PART I. FINANCIAL INFORMATION                                                                Page
Item 1.  Financial Statements

           Condensed consolidated balance sheets as of
                  March 31, 1999 and December 31, 1998 (unaudited) ..........................2

           Condensed consolidated statements of income for the three
                  months ended March 31, 1999 and 1998 (unaudited)...........................3

           Condensed consolidated statements of comprehensive income (loss) for the three months ended March 31, 1999 and 1998
                  (unaudited)................................................................4

            Condensed consolidated statements of cash flows for the three months ended March 31, 1999 and 1998 (unaudited)..................................5

           Notes to condensed consolidated financial statements for the three months ended March 31, 1999 (unaudited) ...................................6

Item 2.   Management's Discussion and Analysis of Consolidated Financial
                  Condition and Results of Operations........................................7

PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K..........................................15

SIGNATURE...................................................................................16


PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                        PAULA FINANCIAL AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                                March 31,           December 31,
                                ASSETS                                            1999                  1998
                                                                          ------------------    -----------------
                                                                              (Unaudited)              (*)
Investments:
  Fixed maturities, available for sale, at market
     (amortized cost: 1999, $157,548; 1998, $171,379)                            $ 155,070            $ 170,792
  Equity securities, at market
     Preferred stock (cost: 1999, $999; 1998, $999)                                  1,025                1,040
     Common stock (cost: 1999, $5,151; 1998, $3,252)                                 5,050                3,219
  Invested cash, at cost (approximates market)                                       2,898                2,572
                                                                         ------------------    -----------------
        Total investments                                                          164,043              177,623
                                                                         ------------------    -----------------

Cash (restricted: 1999, $1,420; 1998, $1,398)                                        7,459                4,145
Accounts receivable, net of allowance for uncollectible
   accounts (1999, $901; 1998, $901)                                                27,145               26,846
Reinsurance recoverable on paid and unpaid losses and
    loss adjustment expenses                                                        36,079               25,852
Deferred income taxes                                                                6,354                6,306
Other assets                                                                        19,424               14,176
                                                                         ------------------    -----------------
                                                                                 $ 260,504            $ 254,948
                                                                         ------------------    -----------------
                                                                         ------------------    -----------------

                  LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

Unpaid losses and loss adjustment expenses                                       $ 137,803            $ 136,316
Unearned premiums                                                                   21,841               20,234
Accrued policyholder dividends                                                         486                  335
Accounts payable and accrued expenses                                               18,455               21,360
Notes payable                                                                        8,142                2,667
                                                                         ------------------    -----------------
                                                                                   186,727              180,912
                                                                         ------------------    -----------------


STOCKHOLDERS' EQUITY:

Preferred Stock, $0.01 par value.  Authorized 4,058,823
   shares, none issued and outstanding                                                   -                    -
Common stock, $0.01 par value
  (Authorized 15,000,000 shares, issued: 1999,
     6,338,767; 1998, 6,338,815)                                                        63                   63
Additional paid-in-capital                                                          67,388               67,386
Retained earnings                                                                   11,224               10,182
Accumulated other comprehensive income:
  Net unrealized gain on investments                                                (1,685)                (382)
                                                                         ------------------    -----------------
                                                                                    76,990               77,249
Treasury stock, at cost (1999 and 1998, 409,800 shares)                             (3,213)              (3,213)
                                                                         ------------------    -----------------
                                                                                    73,777               74,036
                                                                         ------------------    -----------------
                                                                                 $ 260,504            $ 254,948
                                                                         ------------------    -----------------
                                                                         ------------------    -----------------


*  Derived from audited financial statements.

   See notes to condensed consolidated financial statements.

                        PAULA FINANCIAL AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (In thousands, except share and per share data)


                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                           1999            1998
                                                     ------------    ------------
                                                             (Unaudited)
      INCOME:
      Net premiums earned:

        Workers' compensation                            $16,502         $27,820
        Group medical and life                               185             175
      Commissions                                            832             717
      Net investment income                                2,740           2,054
      Net realized investment gains                          101              30
      Other                                                  207             199
                                                     ------------    ------------
                                                          20,567          30,995
                                                     ------------    ------------

      EXPENSES:
      Losses and loss adjustment
        expenses incurred                                 11,238          20,798
      Dividends provided for policyholders                   151             423
      Operating                                            7,176           8,632
                                                     ------------    ------------
                                                          18,565          29,853
                                                     ------------    ------------

      Equity in net loss of unconsolidated
        affiliate                                            (84)              -
                                                     ------------    ------------

      Income before income taxes                           1,918           1,142
      Income tax expense                                     639             119
                                                     ------------    ------------
            NET INCOME                                    $1,279          $1,023
                                                     ------------    ------------
                                                     ------------    ------------

      Earnings per share                                   $0.22           $0.16

      Weighed average shares outstanding               5,928,995       6,322,455

      Earnings per share - assuming dilution               $0.22           $0.15

      Weighted average shares outstanding -
        assuming dilution                              5,937,049       6,799,951


See notes to condensed consolidated financial statements.

                        PAULA FINANCIAL AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (In thousands)


                                                          THREE MONTHS ENDED
                                                            MARCH 31,
                                                        1999          1998
                                                     -----------    ----------
                                                           (Unaudited)
      Net income                                         $1,279        $1,023

      Other comprehensive income (loss),
       net of tax
        Unrealized gains on investments:
           Unrealized holding gains (losses)
             arising during period (tax impact:          (1,106)           59
             1999, $570; 1998, ($31))
           Reclassifications adjustment for gains
             included in net income
             (tax impact:  1999, $101;
                   1998,  $9)                              (197)          (16)
                                                     -----------    ----------
                                                         (1,303)           43
                                                     -----------    ----------
            COMPREHENSIVE INCOME (LOSS)                    ($24)       $1,066
                                                     -----------    ----------
                                                     -----------    ----------


See notes to condensed consolidated financial statements.

                        PAULA FINANCIAL AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                1999                1998
                                                                         ----------------    ----------------
                                                                                     (Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES:
   Net income                                                                     $1,279              $1,023
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY
   (USED IN) OPERATING ACTIVITIES:
   Depreciation and amortization                                                     395                 336
   Amortization of fixed maturity premium, net                                       139                 153
   Equity in net loss of unconsolidated affiliate                                     84                   -
   Loss on sale of property and equipment                                              4                   4
   Gain on sales and calls of investments                                          (101)                (30)
   Increase in accounts receivable                                               (9,839)             (8,024)
   (Increase) decrease in deferred income taxes                                      623               (240)
   Increase in unpaid losses and loss adjustment expenses                          1,487               7,023
   Increase in accrued policyholder dividends                                        151                  82
   Increase (decrease) in accounts payable and accrued expenses                  (2,905)                 768
   Increase in unearned premiums                                                   1,607              10,220
   Other, net                                                                      (338)               (982)
                                                                         ----------------    ----------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                              (7,414)              10,333
                                                                         ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of available for sale fixed maturities                      14,146               3,285
   Proceeds from maturities and calls of available for sale fixed                  2,728               1,202
      maturities

   Proceeds from sale of property and equipment                                       15                  19
   Purchase of preferred and common stocks                                             -             (3,183)
   Purchase of available for sale fixed maturities                               (4,980)             (9,367)
   Purchase of property and equipment                                              (490)               (506)
   Purchase of book of business                                                    (105)                   -
   Investment in unconsolidated affiliate                                        (5,500)                   -
                                                                         ----------------    ----------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                5,814             (8,550)
                                                                         ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under line of credit agreement, net                                  5,500                   -
   Payments on notes payable                                                        (25)               (277)
   Dividends paid                                                                  (237)               (253)
   Exercise of stock options                                                           -                  50
   Issuance of common stock                                                            2                   -
                                                                         ----------------    ----------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                5,240               (480)
                                                                         ----------------    ----------------

NET INCREASE IN CASH AND INVESTED CASH                                             3,640               1,303
Cash and invested cash at beginning of period                                      6,717              19,452
                                                                         ----------------    ----------------
CASH AND INVESTED CASH AT END OF PERIOD                                          $10,357             $20,755
                                                                         ----------------    ----------------
                                                                         ----------------    ----------------

See notes to condensed consolidated financial statements.


                        PAULA FINANCIAL AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 1999 (UNAUDITED)



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

Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE B - ADOPTION OF NEW ACCOUNTING STANDARDS

During the fourth quarter of 1997, the American Institute of Certified Public Accountants issued Statement of Position No. 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" ("SOP 97-3"). SOP 97-3 addresses the recognition and measurement of assets and liabilities related to guaranty funds and other assessments. SOP 97-3 is effective for fiscal years beginning after December 15, 1998, although early adoption is encouraged. The Company adopted SOP 97-3 effective January 1, 1999. The impact of adoption was not material.

NOTE C - NEW ACCOUNTING STANDARDS NOT YET ADOPTED

In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for fiscal years beginning after June 15, 1999 and establishes standards for the reporting for derivative instruments. It requires changes in the fair value of a derivative instrument and the changes in fair value of assets or liabilities hedged by that instrument to be included in income. To the extent that the hedge transaction is effective, income is equally offset by both investments. Currently changes in fair value of derivative instruments and hedged items are reported in net unrealized gain (loss) on securities. The Company has not yet adopted SFAS 133. However, the effect of adoption on the condensed consolidated financial statements at March 31, 1999 would not be material.

PART I   FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is a California-based specialty underwriter and distributor of commercial insurance products which, through its subsidiary PAULA Insurance Company ("PICO"), is one of the largest underwriters specializing in workers' compensation insurance products and services for the agribusiness industry. The Company sells complementary products through the Company's insurance agency subsidiaries (collectively "Pan Am"), including group health and life products provided by the Company's subsidiary PAULA Assurance Company ("PACO").

The Company's revenues have consisted primarily of premiums earned from workers' compensation insurance underwriting, premiums earned from group medical insurance, commission income, net investment income and other income. Premiums earned during a period represent the portion of direct premiums written for which all or a portion of the coverage period has expired, net of reinsurance. Gross premiums written for the three months ended March 31, 1999 and 1998, were $29.5 million and $39.0 million, respectively. Commission income is earned from Pan Am's distribution of insurance for insurers other than PICO and PACO. Net investment income represents earnings on the Company's investment portfolio, less investment expenses. Other income consists of third party administration fees and other miscellaneous items.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998:

GROSS PREMIUMS WRITTEN. The Company's premiums written for the three months ended March 31, 1999 decreased 24.2% to $29.5 million from $39.0 million for the comparable 1998 period. The decrease in gross premiums written relates primarily to the declines in the Company's large account business in California. This was partially offset by rate increases in California and a 9% growth in gross premiums written in other states.

NET PREMIUMS EARNED. The Company's net premiums earned for the three months ended March 31, 1999 decreased 40.4% to $16.7 million from $28.0 million for comparable 1998 period. The decline in net premiums earned is due principally to the impact of $10.5 million in premiums ceded in the first quarter of 1999 under a reinsurance arrangement which became effective October 1, 1998.

COMMISSION INCOME. For the three months ended March 31, 1999 commission income was $0.8 million compared to $0.7 million for the comparable 1998 period, a 16.0% increase. The increase is primarily a result of increased premiums placed with insurance carriers other than PICO and PACO which generates non-risk fee income for the Company. Commissions paid to Pan Am on PICO and PACO business are eliminated in the Company's consolidated financial statements.

NET INVESTMENT INCOME. Net investment income increased 33.4% to $2.7 million for the three months ended March 31, 1999 from $2.1 million for the comparable 1998 period. The increase was the result of cash flow increases from PICO's underwriting activity in 1998. Average invested assets increased to $172.4 million for the three months ended March 31, 1999 from $140.4 million for the comparable period in 1998. The Company's average yield on its portfolio was 6.4% for the three month period in 1999 and 5.9% for the three month period in 1998. The average yield on the Company's investment portfolio increased over the related 1998 period due to a repositioning of the investment portfolio from tax-exempt securities to taxable securities in the third quarter of 1998.

LOSSES AND LOSS ADJUSTMENT EXPENSES INCURRED. The Company's net loss ratio for the three months ended March 31, 1999 decreased to 67.4% from 74.3% for the comparable 1998 period. The 1999 loss ratio includes the benefit of 1.3% in favorable development on prior accident years while the loss ratio for the 1998 period includes 5.0% of adverse development on prior accident years. The decrease in the 1999 loss ratio is due principally to the significant impact of the reinsurance treaty entered into in the fourth quarter of 1998.

DIVIDENDS PROVIDED FOR POLICYHOLDERS. Dividends provided for policyholders as a percentage of premiums earned for the three months ended March 31, 1999 was 0.9% compared to 1.5% for the comparable 1998 period. During the first quarter of 1998, the Company paid $0.3 million in policyholder dividends related to certain Arizona policies in which the loss experience developed better than anticipated.

OPERATING EXPENSES. Operating expenses decreased 16.9% to $7.2 million for the three months ended March 31, 1999 from $8.6 million for the comparable 1998 period. Variable expenses include the benefit of $2.2 million in ceding commissions received in the first quarter of 1999 in conjunction with the reinsurance arrangement which was effective in the fourth quarter of 1998. Excluding the benefit of the ceding commissions, operating expenses in 1999 would have increased $0.8 million over the 1998 period due principally to increased salary and related expenses.

INCOME TAXES. Income tax expense for the three months ended March 31, 1999 was $0.6 million compared to $0.1 million for the comparable 1998 period. The effective combined income tax rates for the three months ended March 31, 1999 and 1998 were 33.3% and 10.4%, respectively. The difference in the effective tax rates is due to a repositioning of the investment portfolio from tax-exempt securities to taxable securities in the third quarter of 1998.

EQUITY IN NET LOSS OF UNCONSOLIDATED AFFILIATE. The equity in net loss of unconsolidated affiliate in the first quarter of 1999 represents the Company's share of the net loss of Altus Insurance Holdings, LLC in the first quarter of 1999. The Company is accounting for this investment using the equity method.

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

California law places significant restrictions on the ability of the insurance subsidiaries to pay dividends to PAULA Financial. Based on these restrictions and the Company's results for the year ended December 31, 1998, PAULA Financial would be able to receive $5.4 million in dividends in 1999 from its insurance subsidiaries without obtaining prior regulatory approval from the California Department of Insurance ("DOI"). No dividends were paid by the insurance subsidiaries to PAULA Financial during the three months ended March 31, 1999.

Management believes that the remaining proceeds from the Company's initial public offering held at the parent company level, funds available under the Credit Agreement described below, and expense reimbursements and dividends from its operating subsidiaries will be sufficient to meet the parent company's operating cash needs for at least twelve months.

In March 1997, PAULA Financial entered into the Credit Agreement with a commercial bank providing PAULA Financial with a revolving credit facility of $15.0 million until December 31, 1999. At such time PAULA Financial may elect to convert all or a portion of the borrowings then outstanding under such facility into a term loan payable in quarterly installments and maturing on December 31, 2001. The Company is currently in discussions with the bank to renew and extend the Credit Agreement at the end of its initial term in December 1999. Each of PAULA Financial's non-insurance subsidiaries has guaranteed all obligations of PAULA Financial under the Credit Agreement. As of April 30, 1999, $9.6 million was outstanding under this facility. This use of the Credit Agreement was for repurchase of the Company's common stock and investments in new ventures.

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

As of March 31, 1999, the carrying value of the Company's fixed maturity securities portfolio was $155.1 million of which $153.5 million was rated. Of the rated fixed maturities portfolio 94.4% was rated "A" or better by S&P, Moody's or Fitch. In December 1998, the issuer of a $2.0 million par value bond held by PICO declared Chapter 11 bankruptcy. At that time, the Company ceased accruing investment income and realized an "other than temporary" decline of $0.1 million on this bond. The carrying value of this bond at the end of 1998 was $1.6 million based on market values obtained from the Company's investment advisor. The Parent purchased the bond from PICO in March 1999 in exchange for cash and marketable securities held by the Parent. As of March 31, 1999, this bond continued to have a carrying value of $1.6 million based on market values obtained from the Company's investment advisor. In response to further developments, in April 1999 the Company was informed by its investment advisor that the ultimate recoverability of the bond could be as low as 30% of its par value. The Company is continuing to monitor the status of the bankruptcy proceedings, which are still in the early stages. At this time, the Company is unable to predict the magnitude of any additional "other than temporary" declines on this security.

California workers' compensation insurance companies are required to maintain some of their investments on deposit with the California DOI for the protection of policyholders. Other states in which PICO is licensed have also required PICO to post deposits for the protection of those states' policyholders. Pursuant to applicable state laws, PICO had, as of March 31, 1999, securities with a par value of $84.5 million held by authorized depositories pursuant to these deposit requirements. In addition to the deposits, the Company's insurance company operating subsidiaries must maintain regulated levels of capital and surplus in relation to premiums written and the risks retained by the subsidiaries.

In early 1999, the Company made an investment in the recently formed Altus Insurance Holdings, LLC, the parent company of Altus Casualty Company Ltd. ("Altus"), a specialty workers' compensation insurance company. The Company invested $5.5 million and has the option to acquire additional equity and provide quota-share reinsurance to Altus through PICO. The Company is accounting for its investment in Altus using the equity method.

In March 1999, the Company announced that Pan Am had agreed to purchase the insurance agency assets of the Sacramento and Stockton, California offices of CAPAX for approximately $2.9 million. The Company funded the transaction with $1.3 million in cash and $1.1 million in CAPAX securities which were owned by the Company. The balance of $0.5 million is due on May 1, 2001 and is subject to a downward earnout adjustment. The transaction closed as of April 30, 1999.

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

The windowing project is proceeding on its revised schedule and the Company expects the windowing project, involving correction and testing of all necessary Underwriting system programs, to be completed during the end of the second quarter of 1999.

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

The Company has determined that it cannot modify the programs of the existing version of the Claims system to make it Year 2000 compliant. However, the Company does not believe that continuing to utilize the non-Year 2000 compliant version of the Claims adjudication system through the third quarter of 1999 will materially impair operations. The Company expects to implement the customized upgrade early during the third quarter. If necessary, the Company will commence using the "standard" version of the claims system upgrade it has already received and is currently testing.

The Company's Claims telephonic reporting system will not be made Year 2000 compliant by the vendor. As scheduled, the Company has modified its Claims telephonic reporting system to properly process claims during 1999, but this modification will not allow claims processing in 2000. The Company has chosen to move to a vendor maintained, Year 2000 compliant, mainframe-based telephonic reporting system. This is expected to be effective during the middle of the second quarter of 1999.

TPA SYSTEM. The Company has licensed a third party claims administration software product that the Company uses for all TPA functions. The Company has completed the installation and testing of the vendor provided Year 2000 upgrade to this software.

NON-IT SYSTEMS. The Company has addressed its primary Year 2000 issues relating to Non-IT Systems by purchasing a new IBM mainframe computer to run its IT Systems. The Company intends to extend the capacity of this new mainframe as necessary. The Company's old IBM mainframe will be relegated to a back-up role as more functions are moved to the new mainframe during 1999. The Company has received, installed and tested an upgrade to both mainframes' operating systems and has obtained satisfactory evidence that these upgraded operating systems are Year 2000 compliant from IBM's Internet website.

The Company is continuing to inventory its other Non-IT Systems as part of the Project. These systems include the Company's personal computer network, telephone switching equipment and other office equipment. Once these systems are inventoried, the Company will prioritize the impact of their failure due to Year 2000 issues and then begin testing and correcting to bring them into Year 2000 compliance. The Company expects the inventory and prioritization phases to be completed by the middle of the second quarter of 1999 and corrective action to be completed by the middle of the third quarter of 1999, a delay of approximately 60 days from previous disclosures.

The Company does not believe that it is materially exposed to any Company-specific Non-IT System Year 2000 issues other than those addressed by purchasing a new mainframe computer due to the nature of the Company's business. The Company has no material property, plant or equipment.

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

Of the total budget amount, $80,000 was spent in 1997, $300,000 was spent in 1998, $191,000 was spent in the first quarter of 1999 and $304,000 will be spent during the remaining nine months of 1999. The costs associated with the Company's new Underwriting System are not included in the Year 2000 budget. The Company is utilizing cash flow from operations to fund its Year 2000 budget needs.

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

FORWARD-LOOKING STATEMENTS

In connection with, and because it desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers to recognize the existence of certain forward-looking statements in this Form 10-Q and in any other statement made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Some forward-looking statements may be identified by the use of terms such as "expects," "believes," "anticipates," "intends," or "judgment." Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. Examples of such uncertainties and contingencies include, among other important factors, those affecting the insurance industry in general, such as the economic and interest rate environment, legislative and regulatory developments and market pricing and competitive trends, and those relating specifically to the Company and its businesses, such as the level of its insurance premiums and fee income, the claims experience of its insurance products, the performance of its investment portfolio, the successful completion by the Company of its Year 2000 compliance program, acquisitions of companies or blocks of business, and the ratings by major rating organizations of its insurance subsidiaries. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward-looking information.

PART II.  OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K:

         (a)      Exhibits.

                  10.35 Asset Purchase Agreement among PAULA Financial, Pan American Underwriters, Inc. and CAPAX Management & Insurance Services and its subsidiaries dated April 30, 1999.

                  11.      Computation of Earnings Per Share.

                  27.      Financial Data Schedule.

          (b)     Reports on Form 8-K.

                  There were no reports filed on Form 8-K during the three months ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 7, 1999                  PAULA FINANCIAL

                                       By: /s/ James A. Nicholson
                                           ----------------------------------
                                       Senior Vice President and Chief Financial
                                       Officer