Form 10-Q
period 1999-06-30
PAULA FINANCIAL
filed 1999-08-13
CIK 929031

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



                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Number of shares of Common Stock, $.01 par value, outstanding as of close of business on July 30, 1999:
5,894,467 shares.

--------------------------------------------------------------------------------

PAULA FINANCIAL
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION                                                           PAGE

Item 1.  Financial Statements

           Condensed consolidated balance sheets as of
                  June 30, 1999 and December 31, 1998 (unaudited) .........................2

           Condensed consolidated statements of operations for the three and six months ended June 30, 1999 and 1998 (unaudited)..................3

           Condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 1999 and 1998
                  (unaudited)..............................................................4

            Condensed consolidated statements of cash flows for the six months ended June 30, 1999 and 1998 (unaudited).................................5

           Notes to condensed consolidated financial statements for the three and six months ended June 30, 1999 (unaudited) ..........................6

Item 2.   Management's Discussion and Analysis of Consolidated Financial
                  Condition and Results of Operations......................................7

Item 3.   Quantitative and Qualitative Disclosures about Market Risk .....................14

PART II. OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders ............................14

Item 5.   Other Information.......................................... ....................15

Item 6.   Exhibits and Reports on Form 8-K................................................15

SIGNATURE.................................................................................16


PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                        PAULA FINANCIAL AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                              June 30,            December 31,
                                 ASSETS                                         1999                  1998
                                                                          ------------------    -----------------
                                                                             (Unaudited)              (*)
Investments:
   Fixed maturities, available for sale, at market
      (amortized cost: 1999, $148,420; 1998, $171,379)                             $143,364             $170,792
   Equity securities, at market
      Preferred stock (cost: 1999, $999; 1998, $999)                                    960                1,040
      Common stock (cost: 1999, $5,151; 1998, $3,252)                                 4,842                3,219
   Invested cash, at cost (approximates market)                                       1,025                2,572
                                                                          ------------------    -----------------
         Total investments                                                          150,191              177,623
                                                                          ------------------    -----------------

Cash (restricted: 1999, $2,104; 1998, $1,398)                                           907                4,145
Accounts receivable, net of allowance for uncollectible
     accounts (1999, $1,051; 1998, $901)                                             29,248               26,846
Reinsurance recoverable on paid and unpaid losses and
     loss adjustment expenses                                                        45,143               25,852
Deferred income taxes                                                                 6,938                6,306
Other assets                                                                         23,548               14,176
                                                                          ------------------    -----------------
                                                                                   $255,975             $254,948
                                                                          ------------------    -----------------
                                                                          ------------------    -----------------

                  LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Unpaid losses and loss adjustment expenses                                         $136,299            $ 136,316
Unearned premiums                                                                    20,841               20,234
Accrued policyholder dividends                                                          679                  335
Accounts payable and accrued expenses                                                14,143               21,360
Notes payable                                                                        11,753                2,667
                                                                          ------------------    -----------------
                                                                                    183,715              180,912
                                                                          ------------------    -----------------


STOCKHOLDERS' EQUITY:
Preferred Stock, $0.01 par value.  Authorized 4,058,823
    shares, none issued and outstanding                                                   -                    -
Common stock, $0.01 par value
   (Authorized 15,000,000 shares, issued: 1999,
      6,338,767; 1998, 6,338,815)                                                        63                   63
Additional paid-in-capital                                                           67,386               67,386
Retained earnings                                                                    11,832               10,182
Accumulated other comprehensive income (loss):
   Net unrealized gain (loss) on investments                                        (3,567)                (382)
                                                                          ------------------    -----------------
                                                                                     75,714               77,249
Treasury stock, at cost (1999, 436,800; 1998, 409,800 shares)                       (3,454)              (3,213)
                                                                          ------------------    -----------------
                                                                                     72,260               74,036
                                                                          ------------------    -----------------
                                                                                   $255,975            $ 254,948
                                                                          ------------------    -----------------
                                                                          ------------------    -----------------

*  Derived from audited financial statements.

    See notes to condensed consolidated financial statements.

                        PAULA FINANCIAL AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)


                                                    THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                         JUNE 30,                           JUNE 30,
                                                   1999           1998                 1999           1998
                                                ------------   ------------         -----------    -----------
                                                       (Unaudited)                         (Unaudited)
INCOME:
Premiums earned:
   Workers' compensation                            $17,502        $37,041             $34,004         64,861
   Group medical and life                               217            194                 402            369
Commissions                                           1,144            913               1,976          1,630
Net investment income                                 2,401          2,119               5,141          4,173
Net realized investment losses                      (1,655)           (83)             (1.554)           (53)
Other                                                   138            161                 346            360
                                                ------------   ------------         -----------    -----------
                                                     19,747         40,345              40,315         71,340
                                                ------------   ------------         -----------    -----------

EXPENSES:
Losses and loss adjustment
   expenses incurred                                 11,176         42,736              22,414         63,534
Dividends provided for policyholders                    276             84                 427            507
Operating                                             6,874          9,922              14,051         18,554
                                                ------------   ------------         -----------    -----------
                                                     18,326         52,742              36,892         82,595
                                                ------------   ------------         -----------    -----------

Equity in net loss of unconsolidated
    affiliate                                         (186)              -               (270)              -
                                                ------------   ------------         -----------    -----------

Income (loss) before income taxes                     1,235       (12,397)               3,153       (11,255)
Income tax expense (benefit)                            390        (4,396)               1,029        (4,277)
                                                ------------   ------------         -----------    -----------
      NET INCOME (LOSS)                                $845       ($8,001)              $2,124       ($6,978)
                                                ------------   ------------         -----------    -----------
                                                ------------   ------------         -----------    -----------

Earnings (loss) per share                             $0.14        ($1.26)               $0.36        ($1.10)

Weighed average shares outstanding                5,923,846      6,331,285           5,926,406      6,326,894

Earnings (loss) per share - assuming dilution         $0.14        ($1.26)               $0.36        ($1.10)

Weighted average shares outstanding -
     assuming dilution                            5,927,524      6,331,285           5,932,303      6,326,894



See notes to condensed consolidated financial statements.

                        PAULA FINANCIAL AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (In thousands)


                                                    THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                         JUNE 30,                           JUNE 30,
                                                   1999           1998                 1999           1998
                                                ------------   ------------         -----------    -----------
                                                       (Unaudited)                         (Unaudited)

Net income (loss)                                      $845        ($8,001)             $2,124        ($6,978)

Other comprehensive income, net of tax:
  Unrealized gains (losses) on investments:
        Unrealized holding gains
             arising during period (tax impact:
             1999: $1,083 and $1,624; 1998:
             $14 and $45)                            (2,100)            27              (3,151)            86
        Reclassifications adjustment for gains
             (losses) included in net income
             (tax impact:  1999: $113 and
             $17; 1998:  $0 and $9)                     218              -                 (34)           (16)
                                                ------------   ------------         -----------    -----------
                                                     (1,882)            27              (3,185)            70
                                                ------------   ------------         -----------    -----------
      COMPREHENSIVE INCOME (LOSS)                   ($1,037)       ($7,974)            ($1,061)       ($6,908)
                                                ------------   ------------         -----------    -----------
                                                ------------   ------------         -----------    -----------


See notes to condensed consolidated financial statements.

                        PAULA FINANCIAL AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                  SIX MONTHS ENDED
                                                                                      JUNE 30,
                                                                              1999                1998
                                                                         ----------------    ----------------
                                                                                     (Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES:
   Net income (loss)                                                              $2,124            ($6,978)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES:
   Depreciation and amortization                                                     852                 684
   Amortization of fixed maturity premium, net                                       330                 440
   Equity in net loss of unconsolidated affiliate                                    270                   -
   Loss on sale of property and equipment                                             28                   4
   Loss on sales and calls of investments                                          1,554                  53
   Increase in receivables                                                      (23,294)            (10,383)
   (Increase) decrease in deferred income taxes                                    1,009             (2,661)
   Increase (decrease) in unpaid losses and loss adjustment expenses                (17)              32,377
   Increase in accrued policyholder dividends                                        344                 165
   Increase (decrease) in accounts payable and accrued expenses                  (7,217)                 458
   Increase in unearned premiums                                                     607              10,119
   Other, net                                                                        685             (1,167)
                                                                         ----------------    ----------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                             (22,725)              23,111
                                                                         ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of available for sale fixed maturities                      20,231               3,787
   Proceeds from maturities and calls of available for sale fixed                  3,924               2,920
maturities
   Proceeds from sale of property and equipment                                       53                  19
   Purchase of preferred and common stocks                                             -             (4,231)
   Purchase of available for sale fixed maturities                               (4,980)            (33,795)
   Purchase of property and equipment                                            (1,005)               (870)
   Purchase of book of business                                                    (105)                   -
   Purchase of insurance agency                                                  (3,049)                   -
   Investment in unconsolidated affiliate                                        (5,500)                   -
                                                                         ----------------    ----------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                9,569            (32,170)
                                                                         ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under line of credit agreement, net                                  7,470                   -
   Issuance of notes payable                                                       1,659                   -
   Payments on notes payable                                                        (43)               (317)
   Dividends paid                                                                  (474)               (507)
   Exercise of stock options                                                           -                 206
   Repurchase of common stock                                                      (241)                   -
   Retirement of common stock                                                        (2)                   -
   Issuance of common stock                                                            2                   -
                                                                         ----------------    ----------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                8,371               (618)
                                                                         ----------------    ----------------

NET DECREASE IN CASH AND INVESTED CASH                                           (4,785)             (9,677)
Cash and invested cash at beginning of period                                      6,717              19,452
                                                                         ----------------    ----------------
                                                                         ----------------    ----------------
CASH AND INVESTED CASH AT END OF PERIOD                                           $1,932              $9,775
                                                                         ----------------    ----------------
                                                                         ----------------    ----------------

See notes to condensed consolidated financial statements.

                        PAULA FINANCIAL AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 (UNAUDITED)




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

Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE B - ADOPTION OF NEW ACCOUNTING STANDARDS

During the fourth quarter of 1997, the American Institute of Certified Public Accountants issued Statement of Position No. 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" ("SOP 97-3"). SOP 97-3 addresses the recognition and measurement of assets and liabilities related to guaranty funds and other assessments. SOP 97-3 is effective for fiscal years beginning after December 15, 1998. The Company adopted SOP 97-3 effective January 1, 1999. The impact of adoption was not material.

NOTE C - NEW ACCOUNTING STANDARDS NOT YET ADOPTED

In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for fiscal years beginning after June 15, 2000 and establishes standards for the reporting for derivative instruments. It requires changes in the fair value of a derivative instrument and the changes in fair value of assets or liabilities hedged by that instrument to be included in income. To the extent that the hedge transaction is effective, income is equally offset by both investments. Currently changes in fair value of derivative instruments and hedged items are reported in net unrealized gain (loss) on securities. The Company has not yet adopted SFAS 133. However, the effect of adoption on the condensed consolidated financial statements at June 30, 1999 would not have been material.

PART I   FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

The Company is a California-based specialty underwriter and distributor of commercial insurance products which, through its subsidiary PAULA Insurance Company ("PICO"), is one of the largest underwriters specializing in workers' compensation insurance products and services for the agribusiness industry. The Company sells complementary products through the Company's insurance agency subsidiaries (collectively, "Pan Am"), including group health and life products provided by the Company's subsidiary PAULA Assurance Company ("PACO").

The Company's revenues consist primarily of premiums earned from workers' compensation insurance underwriting, premiums earned from group medical insurance, commission income, net investment income and other income. Premiums earned during a period represent the portion of direct premiums written for which all or a portion of the coverage period has expired, net of reinsurance. Gross premiums written for the three months ended June 30, 1999 and 1998, were $28.7 million and $38.8 million, respectively. Gross premiums written for the six months ended June 30, 1999 and 1998, were $58.2 million and $77.8 million, respectively. Commission income is earned from Pan Am's distribution of insurance for insurers other than PICO and PACO. Net investment income represents earnings on the Company's investment portfolio, less investment expenses. Other income consists of third party administration fees and other miscellaneous items.

The Company's expenses consist of losses and loss adjustment expenses incurred, dividends provided for policyholders and operating expenses. Losses include reserves for future payments for medical care and rehabilitation costs and indemnity payments for lost wages. Loss adjustment expenses include expenses incurred in connection with services provided by third parties, including expenses of independent medical examinations, surveillance costs, and legal expenses as well as staff and related expenses incurred to administer and settle claims. Loss and loss adjustment expenses are offset in part by estimated recoveries from reinsurers under reinsurance treaties. Operating expenses include commission expenses to third party insurance agencies and other expenses that vary with premium volume, such as premium taxes, state guaranty fund assessments and underwriting and marketing expense, as well as general and administrative expenses, which are less closely related to premium volume.

The Company's revenues are seasonal, and have tended to be highest in the second and third quarters of each year. This is due primarily to the seasonality of the size of the workforce employed by the Company's agribusiness clients.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 1998:

GROSS PREMIUMS WRITTEN. The Company's gross premiums written for the three months ended June 30, 1999 decreased 26.1% to $28.7 million from $38.8 million for the comparable 1998 period. The Company's gross premiums written for the six months ended June 30, 1999 decreased 25.2% to $58.2 million from $77.8 million for the comparable 1998 period. The decrease in gross premiums written relates primarily to the declines in the Company's large account business in California. This was partially offset by rate increases in California and a 5% growth in gross premiums written in other states.

NET PREMIUMS EARNED. The Company's net premiums earned for the three months ended June 30, 1999 decreased 52.4% to $17.7 million from $37.2 million for comparable 1998 period and decreased 47.3% to $34.4 million for the six months ended June 30, 1999 from $65.2 million for the comparable 1998 period. The decline in net premiums earned is due principally to the impact of $11.2 million in premiums ceded during the three months ended June 30, 1999 and $21.7 million in premiums ceded during the six months ended June 30, 1999 under a reinsurance arrangement which became effective October 1, 1998.

COMMISSION INCOME. For the three months ended June 30, 1999 commission income was $1.1 million compared to $0.9 million for the comparable 1998 period, a 25.3% increase. For the six months ended June 30, 1999 commission income was $2.0 million compared to $1.6 million for the comparable 1998 period, a 21.2% increase. The increase is due to the acquisition by Pan Am of two new California offices which was effective April 30, 1999, as well as increased premiums placed with insurance carriers other than PICO and PACO, which generates non-risk fee income for the Company. Commissions paid to Pan Am on PICO and PACO business are eliminated in the Company's consolidated financial statements.

NET INVESTMENT INCOME. Net investment income increased 13.3% to $2.4 million for the three months ended June 30, 1999 from $2.1 million for the comparable 1998 period. Net investment income increased 23.2% to $5.1 million for the six months ended June 30, 1999 from $4.2 million for the comparable 1998 period. The increase was the result of cash flow increases from PICO's underwriting activity in 1998. Average invested assets increased to $166.7 million for the six months ended June 30, 1999 from $147.6 million for the comparable period in 1998. The Company's average yield on its portfolio was 6.2% for the six month period in 1999 and 5.7% for the six month period in 1998. The average yield on the Company's investment portfolio increased over the related 1998 period due to a repositioning of the investment portfolio from tax-exempt securities to taxable securities in the third quarter of 1998.

NET REALIZED INVESTMENT LOSSES. Net realized investment losses were $1.7 million for the three months ended June 30, 1999 compared to $0.1 million for the comparable 1998 period. Net realized investment losses were $1.6 million for the six months ended June 30, 1999 compared to $0.1 million for the comparable 1998 period. The increase in net realized investment losses in 1999 is due to the realization of an "other than temporary" decline of $1.6 million on a non-performing investment in the second quarter.

LOSSES AND LOSS ADJUSTMENT EXPENSES INCURRED. The Company's net loss ratio for the three months ended June 30, 1999 decreased to 63.1% from 114.8% for the comparable 1998 period. The 1999 loss ratio includes the benefit of 3.5% in favorable development on prior accident years. The Company's net loss ratio for the six months ended June 30, 1999 decreased to 65.1% from 97.4% for the comparable 1998 period. The 1999 loss ratio includes the benefit of 2.4% in favorable development on prior accident years. The 1999 loss ratios are also significantly impacted by the reinsurance treaty entered into in the fourth quarter of 1998. The loss ratios for the 1998 periods include the impact of actions taken by the Company to increase loss reserves on the 1997 and 1998 accident years by a total of $14.8 million in the second quarter of 1998.

DIVIDENDS PROVIDED FOR POLICYHOLDERS. Dividends provided for policyholders as a percentage of premiums earned for the three months ended June 30, 1999 was 1.6% compared to 0.2% for the comparable 1998 period. Dividends provided for policyholders as a percentage of premiums earned for the six months ended June 30, 1999 was 1.2% compared to 0.8% for the comparable 1998 period.

OPERATING EXPENSES. Operating expenses decreased 30.7% to $6.9 million for the three months ended June 30, 1999 from $9.9 million for the comparable 1998 period. Variable expenses include the benefit of $2.4 million in ceding commissions received in the second quarter of 1999 in conjunction with the reinsurance arrangement which was effective in the fourth quarter of 1998. Excluding the benefit of the ceding commissions, operating expenses for the three months ended June 30, 1999 would have decreased $0.7 million or 7.1% over the 1998 period. Operating expenses decreased 24.3% to $14.1 million for the six months ended June 30, 1999 from $18.6 million for the comparable 1998 period. Variable expenses include the benefit of $4.6 million in ceding commissions received in the first six months of 1999 in conjunction with the reinsurance arrangement which was effective in the fourth quarter of 1998. Excluding the benefit of the ceding commissions, operating expenses for the six months ended June 30, 1999 would have been consistent with the 1998 period.

INCOME TAXES. Income tax expense for the three months ended June 30, 1999 was $0.4 million compared to an income tax benefit of $4.4 million for the comparable 1998 period. Income tax expense for the six months ended June 30, 1999 was $1.0 million compared to an income tax benefit of $4.3 million for the comparable 1998 period. The effective combined income tax rates for the six months ended June 30, 1999 and 1998 were 32.6% and (38.0%), respectively. The difference in the effective tax rates is due to a repositioning of the investment portfolio from tax-exempt securities to taxable securities in the third quarter of 1998.

EQUITY IN NET LOSS OF UNCONSOLIDATED AFFILIATE. The equity in net loss of unconsolidated affiliate in 1999 represents the Company's share of the net loss of Montlake Insurance Holdings, LLC. The Company is accounting for this investment using the equity method.

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

California law places significant restrictions on the ability of the insurance subsidiaries to pay dividends to PAULA Financial. Based on these restrictions and the Company's results for the year ended December 31, 1998, PAULA Financial would be able to receive $5.4 million in dividends in 1999 from its insurance subsidiaries without obtaining prior regulatory approval from the California Department of Insurance ("DOI"). No dividends were paid by the insurance subsidiaries to PAULA Financial during the six months ended June 30, 1999.

Management believes that the remaining proceeds from the Company's initial public offering held at the parent company level, funds available under the Credit Agreement described below, and expense reimbursements and dividends from its operating subsidiaries will be sufficient to meet the parent company's operating cash needs for at least twelve months.

In March 1997, PAULA Financial entered into the Credit Agreement with a commercial bank providing PAULA Financial with a revolving credit facility of $15.0 million until December 31, 1999. At such time PAULA Financial may elect to convert all or a portion of the borrowings then outstanding under such facility into a term loan payable in quarterly installments and maturing on December 31, 2001. Each of PAULA Financial's non-insurance subsidiaries has guaranteed all obligations of PAULA Financial under the Credit Agreement. As of July 30, 1999, $10.1 million was outstanding under this facility. This use of the Credit Agreement was for repurchase of the Company's common stock and investments in new ventures.

The Company's investments consist primarily of taxable and tax-exempt United States government and other investment grade securities and investment grade fixed maturity commercial paper and, to a lesser extent, equity securities. The Company does not generally invest in below investment grade fixed maturity securities, mortgage loans or real estate.

As of June 30, 1999, the carrying value of the Company's fixed maturity securities portfolio was $143.4 million of which $143.1 million was rated. Of the rated fixed maturities portfolio 93.9% was rated "A" or better by S&P, Moody's or Fitch. In December 1998, the issuer of a $2.0 million par value bond held by PICO declared Chapter 11 bankruptcy. At that time, the Company ceased accruing investment income and realized an "other than temporary" decline of $0.1 million on this bond. The carrying value of this bond at the end of 1998 was $1.6 million based on market values obtained from the Company's investment advisor. The Parent purchased the bond from PICO in March 1999 in exchange for cash and marketable securities held by the Parent. In the second quarter of 1999, based on information received from its investment advisor, the Company realized an additional "other than temporary" decline of $1.6 million. As of June 30, 1999, this bond had a carrying value of $0.3 million based on market values obtained from the Company's investment advisor.

California workers' compensation insurance companies are required to maintain some of their investments on deposit with the California DOI for the protection of policyholders. Other states in which PICO is licensed have also required PICO to post deposits for the protection of those states' policyholders. Pursuant to applicable state laws, PICO had, as of June 30, 1999, securities with a par value of $120.6 million held by authorized depositories pursuant to these deposit requirements. In addition to the deposits, the Company's insurance company operating subsidiaries must maintain regulated levels of capital and surplus in relation to premiums written and the risks retained by the subsidiaries.

In early 1999, the Company made an investment in the recently formed Montlake Insurance Holdings, LLC, formerly known as Altus Insurance Holdings, LLC, the parent company of Montlake Casualty Company Ltd. ("Montlake"), formerly known as Altus Casualty Company Ltd., a specialty workers' compensation insurance company. The Company invested $5.5 million and has the option to acquire additional equity and provide quota-share reinsurance to Montlake through PICO. The Company is accounting for its investment in Montlake using the equity method.

On April 30, 1999, the Company closed the transaction to purchase the insurance agency assets of the Sacramento and Stockton, California offices of CAPAX. The transaction was previously announced in March 1999. The assets were purchased for approximately $2.9 million and the Company funded the transaction with $1.3 million in cash and $1.1 million in CAPAX securities, which were owned by the Company. The balance of $0.5 million is due on May 1, 2001 and is subject to a downward earnout adjustment.

YEAR 2000 CONSIDERATIONS

THE FOLLOWING IS A YEAR 2000 READINESS DISCLOSURE STATEMENT.

OVERVIEW. The Company's Year 2000 Project (the "Project") is steadily proceeding. The Company believes that it has identified and corrected substantially all of its own information technology systems ("IT Systems") and non-information technology (embedded technology) systems ("Non-IT Systems") which require modification in order to become Year 2000 compliant. The Company is currently in the final testing phase of the project. In addition, the Company believes that it has identified those third parties whose inability to handle date-sensitive processing could materially and adversely impact the Company if corrective action is not taken in a timely manner.

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

UNDERWRITING SYSTEM. The Company chose to make its existing Underwriting system Year 2000 compliant using a technique known as "windowing," which is a solution that will work for many years, but not permanently. The Company believes permanent solutions are not necessary in light of the new underwriting system under development.

The windowing project is proceeding on its revised schedule. The Company has completed the correction phase of the project and is currently in the final phase of testing, which is expected to be completed by the middle of the third quarter of 1999, 60 days later than previously reported.

The Company is currently constructing a new in-house Underwriting system that will be Year 2000 compliant, but this new system is not expected to address the Company's Year 2000 issues in a timely fashion.

CLAIMS SYSTEM. The Company's Claims system is licensed from a third party vendor. The Claims system uses two distinct products, one for claims adjudication and one for claims telephonic reporting.

The Company has installed and completed the final testing of the customized version of the Year 2000 compliant Claims adjudication system. The installation and testing was completed on schedule.

The Company's prior Claims telephonic reporting system was not made Year 2000 compliant by the vendor. The Company therefore chose to move to a vendor-maintained, Year 2000 compliant, mainframe-based telephonic reporting system. The conversion was completed on schedule in the second quarter of 1999.

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

The Company has substantially completed its inventory of other Non-IT Systems and most of the issues raised in the inventory process have been addressed. Non-IT Systems include the Company's personal computer network, telephone switching equipment and other office equipment. The Company expects the remaining corrective action to be completed by the end of the third quarter of 1999, a delay of approximately 45 days from previous disclosures.

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

COSTS. The total cost associated with required program modifications, software upgrades and equipment purchases to become Year 2000 compliant is not expected to be material to the Company's financial position, results of operations or cash flows. The Company's total budget for its Year 2000 compliance program, which began in 1997, is $1,025,000, an increase of $150,000 from previous disclosures. This estimate does not include the Company's potential share of Year 2000 costs that may be incurred by the Company's trading partners which the Company may choose to bear to increase the likelihood of their timely Year 2000 compliance.

Of the total budget amount, $80,000 was spent in 1997, $300,000 was spent in 1998, $502,000 was spent in the first six months of 1999 and $143,000 will be spent during the remaining six months of 1999. The costs associated with the Company's new Underwriting System are not included in the Year 2000 budget. The Company is utilizing cash flow from operations to fund its Year 2000 budget requirements.

CONTINGENCIES. The Company continues to review its alternatives in the event that it is not able to complete its Year 2000 compliance plans in a timely manner. The alternatives are less advantageous to the Company than its current Year 2000 compliance plan and, if required, could have an adverse effect on the Company's financial position, results of operations or cash flows.

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

Item 3:  Quantitative and Qualitative Disclosures About Market Risk.

         There have been no significant changes since the annual report Form 10-K filed for the year ended December 31, 1998.


PART II.  OTHER INFORMATION

Item 4:  Submission of Matters to a Vote of Security Holders.

          The Company held its 1999 Annual Meeting of Stockholders on Wednesday, May 26, 1999 for the purpose of electing three directors. At the Meeting, the Company's stockholders re-elected Messrs. Jerry M. Miller, James A. Nicholson and Robert A. Puccinelli to the Company's Board of Directors for three year terms.

          The election of directors was the only matter before the Meeting. The following table shows the number of shares voted for each nominee for director and the number of shares withheld for each director:

NOMINEE                             SHARES VOTED FOR ELECTION          SHARES WITHHELD
-------                             -------------------------          ---------------
Jerry M. Miller                             4,797,081                        530,909
James A. Nicholson                          4,756,158                        571,832
Robert A. Puccinelli                        4,761,816                        566,174

          The term of office of each of the following directors continued after the meeting held May 26, 1999. They are Jeffrey A. Snider, Andrew M. Slavitt, Bradley K. Serwin, John B. Clinton, Gerard Vecchio and Ronald W. Waisner. Bradley K. Serwin resigned his position as Director effective May 31, 1999. (See
Part II, Item 5: Other Information).

Item 5:  Other Information.

          Effective May 31, 1999, Mr. Bradley K. Serwin resigned his position as a director and as General Counsel, Senior Vice President and Secretary of the Company. Mr. Serwin accepted the position of General Counsel, Vice President and Corporate Secretary with the internet company Ticketmaster Online-CitySearch, Inc., located in Pasadena, California.

Item 6:  Exhibits and Reports on Form 8-K:

          (a)     Exhibits.

                  11.       Computation of Earnings Per Share.

                  27.      Financial Data Schedule.

          (b)     Reports on Form 8-K.

                  There were no reports filed on Form 8-K during the three months ended June 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 13, 1999             PAULA FINANCIAL



                                   By:  s/ James A. Nicholson
                                      -----------------------
                                   Senior Vice President and Chief Financial
                                   Officer