Form 10-Q
period 1999-09-30
PAULA FINANCIAL
filed 1999-11-12
CIK 929031

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  -------------
                                    FORM 10-Q

       (Mark One)

       [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

       [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER 0-23181

                                 PAULA FINANCIAL
             (Exact name of registrant as specified in its charter)

           DELAWARE                                    95-464036
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Number of shares of Common Stock, $.01 par value, outstanding as of close of business on October 31, 1999: 5,707,467 shares.

-------------------------------------------------------------------------------

PAULA FINANCIAL
INDEX TO FORM 10-Q

                                                                                        Page
                                                                                        ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

         Condensed consolidated balance sheets as of
                September 30, 1999 and December 31, 1998 (unaudited) ......................2

         Condensed consolidated statements of operations for the three and nine months ended September 30, 1999 and 1998 (unaudited)..............3

         Condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 1999 and 1998
                (unaudited)................................................................4

          Condensed consolidated statements of cash flows for the nine months ended September 30, 1999 and 1998 (unaudited)..............................5

         Notes  to condensed consolidated financial statements for the three and nine months ended September 30, 1999 (unaudited).......................6

Item 2.  Management's Discussion and Analysis of Consolidated Financial
                 Condition and Results of Operations.......................................7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk ......................13

PART II. OTHER INFORMATION

Item 5.  Other Information................................................................13

Item 6.  Exhibits and Reports on Form 8-K.................................................13

SIGNATURE ................................................................................14

PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                        PAULA FINANCIAL AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                 September 30,         December 31,
                                                                     1999                  1998
                                                                 -------------         ------------
                                                                  (Unaudited)               (*)
                                 ASSETS
Investments:
   Fixed maturities, available for sale, at market
      (amortized cost: 1999, $140,278; 1998, $171,379)              $134,286              $170,792
   Equity securities, at market
      Preferred stock (cost: 1999, $999; 1998, $999)                     942                 1,040
      Common stock (cost: 1999, $5,151; 1998, $3,252)                  4,368                 3,219
   Invested cash, at cost (approximates market)                        2,299                 2,572
                                                                 -------------         ------------
         Total investments                                           141,895               177,623
                                                                 -------------         ------------

Cash (restricted: 1999, $3,264; 1998, $1,398)                          3,339                 4,145
Accounts receivable, net of allowance for uncollectible
     accounts (1999, $901; 1998, $901)                                30,099                26,846
Reinsurance recoverable on paid and unpaid losses and
     loss adjustment expenses                                         52,835                25,852
Deferred income taxes                                                  7,187                 6,306
Other assets                                                          21,287                14,176
                                                                 -------------         ------------
                                                                    $256,642              $254,948
                                                                 -------------         ------------
                                                                 -------------         ------------

                  LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Unpaid losses and loss adjustment expenses                          $136,862              $136,316
Unearned premiums                                                     21,409                20,234
Accrued policyholder dividends                                           238                   335
Accounts payable and accrued expenses                                 13,200                21,360
Notes payable                                                         13,327                 2,667
                                                                 -------------         ------------
                                                                     185,036               180,912
                                                                 -------------         ------------


STOCKHOLDERS' EQUITY:
Preferred Stock, $0.01 par value.  Authorized 4,058,823
    shares, none issued and outstanding                                    -                     -
Common stock, $0.01 par value
   (Authorized 15,000,000 shares, issued: 1999,
      6,338,767; 1998, 6,338,815)                                         63                    63
Additional paid-in-capital                                            67,386                67,386
Retained earnings                                                     13,720                10,182
Accumulated other comprehensive income (loss):
   Net unrealized gain (loss) on investments                          (4,510)                 (382)
                                                                 -------------         ------------
                                                                      76,659                77,249
Treasury stock, at cost (1999, 631,300; 1998, 409,800 shares)         (5,053)               (3,213)
                                                                 -------------         ------------
                                                                      71,606                74,036
                                                                 -------------         ------------
                                                                    $256,642                $254,948
                                                                 -------------         ------------
                                                                 -------------         ------------

*  Derived from audited financial statements.

          See notes to condensed consolidated financial statements.

                        PAULA FINANCIAL AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)

                                                           THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                              SEPTEMBER 30,                        SEPTEMBER 30,
                                                         1999            1998                 1999                 1998
                                                    ------------     ------------         -------------        -----------
                                                              (Unaudited)                           (Unaudited)
INCOME:
Premiums earned:
   Workers' compensation                                 $18,519          $40,569              $52,522            $105,430
   Group medical and life                                    213              214                  615                 582
Commissions                                                1,302              780                3,278               2,410
Net investment income                                      2,278            2,437                7,419               6,610
Net realized investment gains (losses)                       (31)           1,784               (1,585)              1,731
Other                                                        315              311                  662                 671
                                                     -----------      -----------          -----------         -----------
                                                          22,596           46,095               62,911             117,434
                                                     -----------      -----------          -----------         -----------

EXPENSES:
Losses and loss adjustment
   expenses incurred                                      12,067           32,997               34,481              96,531
Dividends provided for policyholders                        (207)              87                  219                 594
Operating                                                  7,511           10,954               21,562              29,507
                                                     -----------      -----------          -----------         -----------
                                                          19,371           44,038               56,262             126,632
                                                     -----------      -----------          -----------         -----------

Equity in net loss of unconsolidated
    affiliate                                               (160)               -                 (430)                  -
                                                     -----------      -----------          -----------         -----------

Income (loss) before income taxes                          3,065            2,057                6,219              (9,198)
Income tax expense (benefit)                                 949              423                1,979              (3,854)
                                                     -----------      -----------          -----------         -----------
      NET INCOME (LOSS)                                   $2,116           $1,634               $4,240             ($5,344)
                                                     -----------      -----------          -----------         -----------
                                                     -----------      -----------          -----------         -----------

Earnings (loss) per share                                  $0.36            $0.26                $0.72              ($0.85)

Weighed average shares outstanding                     5,833,625        6,276,451            5,895,139           6,309,895

Earnings (loss) per share - assuming dilution              $0.36            $0.25                $0.72              ($0.85)

Weighted average shares outstanding -
     assuming dilution                                 5,836,584        6,506,654            5,899,999           6,309,895

                See notes to consolidated financial statements.
                                       3

                        PAULA FINANCIAL AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (In thousands)


                                                         THREE MONTHS ENDED              NINE MONTHS ENDED
                                                           SEPTEMBER 30,                    SEPTEMBER 30,
                                                         1999           1998            1999            1998
                                                     ------------   ------------     -----------     ----------
                                                             (Unaudited)                      (Unaudited)
Net income (loss)                                       $2,116          $1,634         $ 4,240         $(5,344)

Other comprehensive income (loss), net of tax:
    Unrealized gains (losses) on investments:
        Unrealized holding gains (losses)
             arising during period (tax impact:
             1999: $496 and $2,073; 1998: $206
             and $169)                                    (962)            400          (4,022)            328
        Reclassifications adjustment for gains
             (losses) included in net income
             (tax impact:  1999: $10 and $54;
             1998:  $510 and $437)                          19            (990)           (106)           (848)
                                                       -------         -------         -------         -------
                                                          (943)           (590)         (4,128)           (520)
                                                       -------         -------         -------         -------
      COMPREHENSIVE INCOME (LOSS)                       $1,173          $1,044         $   112         $(5,864)
                                                       -------         -------         -------         -------
                                                       -------         -------         -------         -------

See notes to condensed consolidated financial statements.

                        PAULA FINANCIAL AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                       NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                     1999               1998
                                                                                   ---------         ----------
                                                                                          (Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                 $  4,240         $  (5,344)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH PROVIDED BY
   (USED IN) OPERATING ACTIVITIES:
   Depreciation and amortization                                                        1,343             1,074
   Amortization of fixed maturity premium, net                                            408               600
   Equity in net loss of unconsolidated affiliate                                         430                --
   Loss on sale of property and equipment                                                  33                 7
   (Gain) loss on sales and calls of investments                                        1,585            (1,731)
   Increase in receivables                                                            (29,879)           (7,767)
   (Increase) decrease in deferred income taxes                                         1,246            (2,231)
   Increase in unpaid losses and loss adjustment expenses                                 546            47,042
   Increase (decrease) in accrued policyholder dividends                                  (97)              253
   Increase (decrease) in accounts payable and accrued expenses                        (8,160)            2,502
   Increase in unearned premiums                                                        1,175             7,374
   Other, net                                                                             657              (650)
                                                                                    ---------         ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                   (26,473)           41,129
                                                                                    ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of common and preferred stocks                                       --             6,423
   Proceeds from sale of available for sale fixed maturities                           28,507            77,879
   Proceeds from maturities and calls of available for sale fixed maturities            4,345             7,026
   Proceeds from sale of property and equipment                                            73                15
   Purchase of preferred and common stocks                                                 --            (4,231)
   Purchase of available for sale fixed maturities                                     (5,645)         (128,744)
   Purchase of property and equipment                                                  (1,349)           (1,430)
   Purchase of book of business                                                          (105)               --
   Purchase of insurance agency                                                        (3,049)             (378)
   Investment in unconsolidated affiliate                                              (5,500)               --
                                                                                    ---------         ---------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                    17,277           (43,440)
                                                                                    ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under line of credit agreement, net                                       9,070                --
   Issuance of notes payable                                                            1,659                --
   Payments on notes payable                                                              (69)             (364)
   Dividends paid                                                                        (703)             (754)
   Exercise of stock options                                                               --               206
   Repurchase of common stock                                                          (1,840)           (1,896)
   Retirement of common stock                                                              (2)               --
   Issuance of common stock                                                                 2                --
                                                                                    ---------         ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                     8,117            (2,808)
                                                                                    ---------         ---------

NET DECREASE IN CASH AND INVESTED CASH                                                 (1,079)           (5,119)
Cash and invested cash at beginning of period                                           6,717            19,452
                                                                                    ---------         ---------
CASH AND INVESTED CASH AT END OF PERIOD                                              $  5,638         $  14,333
                                                                                    ---------         ---------
                                                                                    ---------         ---------

See notes to condensed consolidated financial statements.

                        PAULA FINANCIAL AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 (UNAUDITED)

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

Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

NOTE C - NEW ACCOUNTING STANDARDS NOT YET ADOPTED

In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for fiscal years beginning after June 15, 2000 and establishes standards for the reporting for derivative instruments. It requires changes in the fair value of a derivative instrument and the changes in fair value of assets or liabilities hedged by that instrument to be included in income. To the extent that the hedge transaction is effective, income is equally offset by both investments. Currently changes in fair value of derivative instruments and hedged items are reported in net unrealized gain (loss) on securities. The Company has not yet adopted SFAS 133. However, the effect of adoption on the condensed consolidated financial statements at September 30, 1999 would not have been material.

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

The Company's revenues consist primarily of premiums earned from workers' compensation insurance underwriting, premiums earned from group medical insurance, commission income, net investment income and other income. Premiums earned during a period represent the portion of direct premiums written for which all or a portion of the coverage period has expired, net of reinsurance. Gross premiums written for the three months ended September 30, 1999 and 1998, were $31.2 million and $38.9 million, respectively. Gross premiums written for the nine months ended September 30, 1999 and 1998, were $89.4 million and $116.7 million, respectively. Commission income is earned from Pan Am's distribution of insurance for insurers other than PICO and PACO. Net investment income represents earnings on the Company's investment portfolio, less investment expenses. Other income consists of third party administration fees and other miscellaneous items.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998:

GROSS PREMIUMS WRITTEN. The Company's gross premiums written for the three months ended September 30, 1999 decreased 19.9% to $31.2 million from $38.9 million for the comparable 1998 period. The Company's gross premiums written for the nine months ended September 30, 1999 decreased 23.4% to $89.4 million from $116.7 million for the comparable 1998 period. The decrease in gross premiums written relates primarily to the declines in the Company's large account business in California. This was partially offset by rate increases in California and a 7.7% growth in gross premiums written in other states. The growth was particularly strong in Texas and New Mexico.

NET PREMIUMS EARNED. The Company's net premiums earned for the three months ended September 30, 1999 decreased 54.1% to $18.7 million from $40.8 million for comparable 1998 period and decreased 49.9% to $53.1 million for the nine months ended September 30, 1999 from $106.0 million for the comparable 1998 period. The decline in net premiums earned is due to the factors discussed above related to gross premiums written, as well as the impact of $11.2 million in premiums ceded during the three months ended September 30, 1999 and $32.9 million in premiums ceded during the nine months ended September 30, 1999 under a reinsurance arrangement which became effective October 1, 1998.

COMMISSION INCOME. For the three months ended September 30, 1999 commission income was $1.3 million compared to $0.8 million for the comparable 1998 period, a 66.9% increase. For the nine months ended September 30, 1999 commission income was $3.3 million compared to $2.4 million for the comparable 1998 period, a 36.0% increase. The increase is due to the acquisition by Pan Am of two new California offices which was effective April 30, 1999, as well as increased premiums placed with insurance carriers other than PICO and PACO, which generates non-risk fee income for the Company. Commissions paid to Pan Am on PICO and PACO business are eliminated in the Company's consolidated financial statements.

NET INVESTMENT INCOME. Net investment income decreased 6.5% to $2.3 million for the three months ended September 30, 1999 from $2.4 million for the comparable 1998 period. Net investment income increased 12.2% to $7.4 million for the nine months ended September 30, 1999 from $6.6 million for the comparable 1998 period. The increase was the result of cash flow increases from PICO's underwriting activity in 1998. Average invested assets increased to $163.5 million for the nine months ended September 30, 1999 from $152.3 million for the comparable period in 1998. The Company's average yield on its portfolio was 6.1% for the nine month period in 1999 and 5.8% for the nine month period in 1998. The average yield on the Company's investment portfolio increased over the related 1998 period due to a repositioning of the investment portfolio from tax-exempt securities to taxable securities in the third quarter of 1998.

NET REALIZED INVESTMENT GAINS AND LOSSES. There were no significant net realized investment losses for the three months ended September 30, 1999 while the comparable 1998 period had a net gain of $1.8 million. Net realized investment losses were $1.6 million for the nine months ended September 30, 1999 compared to a $1.7 million gain for the comparable 1998 period. As discussed above, in the third quarter of 1998, the Company repositioned a portion of its investment portfolio from tax exempt to taxable securities. This resulted in a $1.8 million gain for the quarter. The 1999 nine month period includes the realization of an "other than temporary" decline of $1.6 million on a non-performing investment in the second quarter.

LOSSES AND LOSS ADJUSTMENT EXPENSES INCURRED. The Company's net loss ratio for the three months ended September 30, 1999 decreased to 64.4% from 80.9% for the comparable 1998 period. The 1999 loss ratio includes 1.9% of unfavorable development on prior accident years. The Company's net loss ratio for the nine months ended September 30, 1999 decreased to 64.9% from 91.1% for the comparable 1998 period. The 1999 loss ratio includes the benefit of 0.9% in favorable development on prior accident years. The 1999 loss ratios are also significantly impacted by the reinsurance treaty entered into in the fourth quarter of 1998. The loss ratios for the nine months of 1998 include the impact of actions taken by the Company to increase loss reserves on the 1997 and 1998 accident years by a total of $14.8 million in the second quarter of 1998.

DIVIDENDS PROVIDED FOR POLICYHOLDERS. Dividends provided for policyholders as a percentage of premiums earned for the three months ended September 30, 1999 was (1.1%) compared to 0.2% for the comparable 1998 period. Dividends provided for policyholders as a percentage of premiums earned for the nine months ended September 30, 1999 was 0.4% compared to 0.6% for the comparable 1998 period.

OPERATING EXPENSES. Operating expenses decreased 31.4% to $7.5 million for the three months ended September 30, 1999 from $11.0 million for the comparable 1998 period. Variable expenses include the benefit of $2.3 million in ceding commissions received in the third quarter of 1999 in conjunction with the reinsurance arrangement which was effective in the fourth quarter of 1998. Excluding the benefit of the ceding commissions, operating expenses for the three months ended September 30, 1999 would have decreased $1.1 million or 10.1% over the 1998 period. Operating expenses decreased 26.9% to $21.6 million for the nine months ended September 30, 1999 from $29.5 million for the comparable 1998 period. Variable expenses include the benefit of $6.9 million in ceding commissions received in the first nine months of 1999 in conjunction with the reinsurance arrangement which was effective in the fourth quarter of 1998. Excluding the benefit of the ceding commissions, operating expenses for the nine months ended September 30, 1999 would have decreased $1.1 million or 3.6% over the 1998 period.

EQUITY IN NET LOSS OF UNCONSOLIDATED AFFILIATE. The equity in net loss of unconsolidated affiliate in 1999 represents the Company's share of the net loss of Montlake Insurance Holdings, LLC. The Company is accounting for this investment using the equity method.

INCOME TAXES. Income tax expense for the three months ended September 30, 1999 was $0.9 million compared to $0.4 million for the comparable 1998 period. Income tax expense for the nine months ended September 30, 1999 was $2.0 million compared to an income tax benefit of $3.9 million for the comparable 1998 period. The effective combined income tax rates for the nine months ended September 30, 1999 and 1998 were 31.8% and 41.9%, respectively. The difference in the effective tax rates is due to a repositioning of the investment portfolio from tax-exempt securities to taxable securities in the third quarter of 1998.

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

California law places significant restrictions on the ability of the insurance subsidiaries to pay dividends to PAULA Financial. Based on these restrictions and the Company's results for the year ended December 31, 1998, PAULA Financial would be able to receive $5.4 million in dividends in 1999 from its insurance subsidiaries without obtaining prior regulatory approval from the California Department of Insurance ("DOI"). No dividends were paid by the insurance subsidiaries to PAULA Financial during the nine months ended September 30, 1999.

Management believes that funds available under the Credit Agreement described below and expense reimbursements and dividends from its operating subsidiaries will be sufficient to meet the parent company's operating cash needs for at least twelve months.

In March 1997, PAULA Financial entered into the Credit Agreement with a commercial bank providing PAULA Financial with a revolving credit facility of $15.0 million until December 31, 1999. At such time PAULA Financial may elect to convert all or a portion of the borrowings then outstanding under such facility into a term loan payable in quarterly installments and maturing on December 31, 2001. Each of PAULA Financial's non-insurance subsidiaries has guaranteed all obligations of PAULA Financial under the Credit Agreement. As of October 31, 1999, $12.2 million was outstanding under this facility and $2.8 million was available for use. This use of the Credit Agreement was for repurchase of the Company's common stock and investments in new ventures.

The Company's investments consist primarily of taxable and tax-exempt United States government and other investment grade securities and investment grade fixed maturity commercial paper and, to a lesser extent, equity securities. The Company does not generally invest in below investment grade fixed maturity securities, mortgage loans or real estate.

As of September 30, 1999, the carrying value of the Company's fixed maturity securities portfolio was $134.3 million of which $134.0 million was rated. Of the rated fixed maturities portfolio 95.1% was rated "A" or better by S&P, Moody's or Fitch. In December 1998, the issuer of a $2.0 million par value bond held by PICO declared Chapter 11 bankruptcy. At that time, the Company ceased accruing investment income and realized an "other than temporary" decline of $0.1 million on this bond. The carrying value of this bond at the end of 1998 was $1.6 million based on market values obtained from the Company's investment advisor. The Parent purchased the bond from PICO in March 1999 in exchange for cash and marketable securities held by the Parent. In the second quarter of 1999, based on information received from its investment advisor, the Company realized an additional "other than temporary" decline of $1.6 million. As of September 30, 1999, this bond had a carrying value of $0.3 million based on market values obtained from the Company's investment advisor.

California workers' compensation insurance companies are required to maintain some of their investments on deposit with the California DOI for the protection of policyholders. Other states in which PICO is licensed have also required PICO to post deposits for the protection of those states' policyholders. Pursuant to applicable state laws, PICO had, as of September 30, 1999, securities with a par value of $121.4 million held by authorized depositories pursuant to these deposit requirements. In addition to the deposits, the Company's insurance company operating subsidiaries must maintain regulated levels of capital and surplus in relation to premiums written and the risks retained by the subsidiaries.

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

Effective July 1, 1999, PICO entered into a quota share agreement with Montlake whereby PICO will assume a portion of the business written by Montlake.

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

YEAR 2000 CONSIDERATIONS

THE FOLLOWING IS A YEAR 2000 READINESS DISCLOSURE STATEMENT.

The Company's Year 2000 Project (the "Project") is substantially completed. The Company believes that it has identified and corrected its information technology systems and non-information technology (embedded technology) systems which required modification in order to become Year 2000 compliant. In addition, the Company believes that it has identified those third parties whose inability to handle date-sensitive processing could materially and adversely impact the Company if corrective action is not taken in a timely manner. The Company believes it will suffer no material disruption of its operations from its trading partners' Year 2000 issues. The Company has not, and will not, attempt to assess the Year 2000 compliance of regulatory authorities, statistical rating bureaus or public utilities as the Company cannot cause such entities to increase their efforts to become Year 2000 compliant.

The total cost associated with required program modifications, software upgrades and equipment purchases to become Year 2000 compliant is not expected to be material to the Company's financial position, results of operations or cash flows. The Company's total budget for its Year 2000 compliance program, which began in 1997, is $1,100,000, an increase of $75,000 from previous disclosures. This estimate does not include the Company's potential share of Year 2000 costs that may be incurred by the Company's trading partners which the Company may choose to bear to increase the likelihood of their timely Year 2000 compliance.

Of the total budget amount, $80,000 was spent in 1997, $300,000 was spent in 1998, $661,000 was spent in the first nine months of 1999 and $59,000 will be spent during the remaining three months of 1999. The Company is utilizing cash flow from operations to fund its Year 2000 budget requirements.

The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, financial condition and cash flow. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of regulatory authorities, statistical rating bureaus and public utilities, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, financial condition or cash flows. The Company believes the Project has significantly reduced the Company's level of uncertainty about the Year 2000 problem.

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

PART II.  OTHER INFORMATION

Item 5:  Other Information

         As previously disclosed, in the third quarter of 1999, Mr. Andrew M. Slavitt resigned as an employee of the Company. In October 1999, he also resigned his director position.

Item 6:  Exhibits and Reports on Form 8-K:
         (a) Exhibits.

               10.36 PAULA Insurance Company Workers' Compensation Quota
                     Share Reinsurance Agreement Placement Slip effective July 1, 1999 between PICO and Montlake Casualty Company Ltd.

               11.   Computation of Earnings Per Share.

               27.   Financial Data Schedule.

         (b) Reports on Form 8-K.

             There were no reports filed on Form 8-K during the three months ended September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 12, 1999                  PAULA FINANCIAL

                                          By:  /s/ James A. Nicholson
                                               -------------------------------
                                          Senior Vice President and
                                          Chief Financial Officer