Form 10-K
period 1999-12-31
PAULA FINANCIAL
filed 2000-03-30
CIK 929031

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  -------------
                                    FORM 10-K

     (Mark One)

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

                                 PAULA FINANCIAL
                        300 NORTH LAKE AVENUE, SUITE 300
                               PASADENA, CA 91101
                    (Address of principal executive offices)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

     The aggregate market value of the voting stock held by nonaffiliates of the registrant was $12,991,731 as of March 22, 2000.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     As of March 22, 2000, the registrant had outstanding 5,586,867 shares of Common Stock, $0.01 par value.

                            (Cover page 1 of 2 pages)

                       DOCUMENTS INCORPORATED BY REFERENCE

1. The information called for by Part III, Items 10, 11, 12 and 13 of this report are incorporated herein from the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders.

2. A number of the exhibits to this Report called for by Part IV, Item 14 are incorporated herein from the Company's Registration Statement on Form
     S-1 (Reg. No. 333-33159) filed on August 8, 1997, from Amendment No. 1 thereto, from the Company's Annual Report on Form 10-K for the year ending December 31, 1998 and from the Company's Quarterly Reports on Form 10-Q for the quarters ending September 30, 1998, March 31, 1999 and September 30, 1999.

--------------------------------------------------------------------------------

                                     PART I

ITEM 1.   BUSINESS

THE COMPANY

         PAULA Financial and subsidiaries (collectively, "the Company") is a California-based specialty underwriter and distributor of commercial insurance products which, through its subsidiary PAULA Insurance Company ("PICO"), underwrites workers' compensation insurance products and services for the agribusiness industry. The Company began operations in 1946 as an insurance agency providing workers' compensation and group medical employee benefits to agribusiness employers in underserved rural markets. In 1974, PICO was formed to underwrite the workers' compensation portion of the business distributed by Pan American Underwriters, Inc. ("Pan Am"), the Company's insurance agency. The Company's other principal subsidiary is PAULA Assurance Company ("PACO"), a life and health carrier.

SCOPE OF OPERATIONS

         The Company has operated successfully in California for more than 50 years and in Arizona for more than 40 years. In 1994, the Company commenced operations in Oregon to test whether its business formula would prove successful in other jurisdictions. The Company wrote its first policy in Oregon on January 1, 1995. The Company's experience in Oregon indicated that the business formula could be successful in other states. Since then, the Company has expanded into Alaska, Florida, Idaho, Nevada, New Mexico and Texas. On a limited basis, the Company also writes insurance risks in other states through a reinsurance fronting facility. The Company has focused its expansion in states with significant labor-intensive agribusiness insurance opportunities.

PRODUCTS AND SERVICES

         The Company's principal product consists of workers' compensation insurance policies sold primarily to agribusiness employers. For the year ended December 31, 1999, workers' compensation net premiums earned accounted for 84.6% of the Company's revenues.

         In order to differentiate its workers' compensation product from its competitors, the Company has developed a number of innovative product features, including: (i) automatic coverage in California for discrimination claims based on an employee's intent to file a workers' compensation claim; (ii) available employment practices liability insurance in California, which provides coverage for sexual harassment, wrongful termination and discrimination; (iii) automatic benefits for the provision of occupational medicine to workers' compensation claimants in Mexico; and (iv) additional premium credit to the insured employer in California when the agent provides both the workers' compensation and health insurance to the employer client and its employees.

         The Company also sells "AmeriMex", a product underwritten by PACO, which is typically sold alongside PICO's workers' compensation product in California, and which provides group medical benefits for services rendered at three provider hospitals in Mexico. Additionally, PACO offers low limit group term life and accidental death and dismemberment insurance to employer groups. On a limited basis, the Company also offers third party administrator ("TPA") services which consist of the independent administration of claims and related matters for self-insured employers' health benefit plans. For the year ended December 31,

1999, TPA, group medical and group life products accounted for an aggregate of less than 2% of the Company's revenues. These products are typically sold to the same employers that purchase the Company's workers' compensation products.

         As a general commercial agent, Pan Am distributes group health insurance, property and casualty insurance, life and disability insurance and other products underwritten by unaffiliated insurance companies to the Company's agribusiness clients. The Company believes that the ability of Pan Am to offer these products and the ability of Pan Am and the PAULA Trading Company ("PTC") member agencies to offer the Company's distinctive products strengthen the relationship between the agent and the Company's policyholders. See also "Distribution."

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

         AGRIBUSINESS UNDERWRITING EXPERTISE

   KNOWLEDGE OF AGRIBUSINESS RISKS. The Company considers its proprietary loss experience database, its trade association endorsements and its understanding of the risk management needs of agribusiness employers to be the key elements of its underwriting capabilities. The Company's rate making process benefits significantly from more than 50 years of claim experience in the agribusiness industry and a proprietary database built over 25 years. This database includes experience by class of business and by subclass within those business classes in which the Company specializes. The information in the database has been developed since PICO's inception and is relevant today in that the Company continues to specialize in many of the same classes of business in which it has historically focused. This experience has enabled the Company to differentiate risks by creating many farm classes and subclasses, reflecting the unique characteristics of job classifications and differences in farming operations.

    TRADE ASSOCIATION ENDORSEMENTS AND SAFETY GROUPS. The Company enjoys the endorsement of more than 25 trade associations and has promoted the formation and operation of more than 40 other safety groups that purchase workers' compensation insurance from the Company. Each employer participating in these groups is pooled with other homogeneous employers for the purpose of rating experience. These groups help the Company to achieve the actuarial benefit of writing larger pools, to provide safety training and services to small accounts more efficiently and to promote the selection of good risks and safety practices by linking the self interest of each group member. The Company believes that the loss ratios of its trade association and safety group customers have been lower than those of its customers as a whole. The trade association endorsements, in particular, are also a good source of marketing opportunities through access to association mailing lists. Over half of the Company's policies are in trade associations and safety groups.

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

CUSTOMERS

         AGRIBUSINESS

         The Company has served the insurance needs of agribusiness employers and other employers of immigrant workers for over 50 years. Because the Company focuses on clients in a limited number of industries, it believes it has developed expertise in assessing the risks associated with those industries.

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

         TRADE ASSOCIATIONS AND SAFETY GROUPS

         Two significant factors in the Company's insurance operations have been the efforts of Pan Am to obtain endorsements from agricultural trade associations and to promote the formation and operation of safety groups. The Company believes that it gains significant marketing and underwriting benefits from these relationships. Trade association endorsements are made and renewed on an annual basis. As of December 31, 1999, no single trade association or safety group accounted for more than 5% of the Company's estimated annual premium ("EAP"). The Company individually underwrites each policy and is not obligated to offer insurance to any trade association member. The Company works with significant independent employers or groups of employers in selected crops or industries to form safety groups for group insurance purchasing and safety training purposes. Safety groups are entities which are registered with the applicable Department of Insurance and formed primarily to encourage workplace safety among employer members of the group and to purchase workers' compensation insurance as a group.

DISTRIBUTION

         DIRECT

         The Company, operating through its wholly-owned subsidiary Pan Am, distributes its workers' compensation products to employers in California, Arizona and Oregon. Management believes Pan Am is one of the largest agency operations specializing in offering employee benefit products to agribusiness-related employers in California and Arizona. Pan Am primarily has developed internally, to a current full-time sales force of 38, with commission revenues (before intercompany eliminations) of $9.2 million in 1999. Pan Am, as agent and broker, offers its customers a wide range of insurance products tailored to agribusiness employers' specific needs.

         Pan Am's revenues are derived from commissions from the placement of insurance with insurance carriers, including PICO and PACO. In 1999, Pan Am placed 37% of its total insurance premiums with PICO and PACO. The Company's integration of the sales and underwriting elements of the workers' compensation insurance business sold through Pan Am enhances the Company's ability to retain this business. PICO's insurance business sold through Pan Am is not vulnerable to being moved at the sole discretion of the agent, although PICO's insurance sold through Pan Am is still subject to competition from other insurance agents. For 1999, 30% of PICO's premiums written was sold through Pan Am.

         Pan Am has 73 full-time equivalent employees operating from 17 offices in California, Arizona and Oregon; these locations also house PICO personnel and operations. This provides Pan Am sales personnel with direct access to insurance company underwriting and claims personnel which, the Company believes, improves the effectiveness of Pan Am's sales and servicing efforts.

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

         INDEPENDENT INSURANCE AGENTS

         The Company appoints a limited number of independent insurance agents, who are not affiliated with the PTC, to sell its workers' compensation insurance, primarily in states other than California. The Company favors appointing independent agents who will primarily represent the Company in its desired agribusiness focused markets rather than presenting the Company as one of many competing quotes together in a pricing comparison.

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

         The Company focuses on small- to medium-sized accounts which make up the broadest segment of agribusiness employers. PICO's average annual workers' compensation policy premium, as measured by EAP, was $9,225 as of December 31, 1999. The Company has found that smaller businesses tend to be supervised by the owner rather than management staff. The Company believes that an employer's claims experience directly depends on the owner's commitment to workplace safety and its hiring practices. By underwriting small- to medium-sized accounts, the Company has an opportunity to assess directly the owners' commitment to workplace safety rather than trying to assess such commitment through interaction with management staff.

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

         On accounts larger than $100,000 in EAP, the Company's underwriters generally consult with the Company's senior claims management personnel during the underwriting process. For new business submissions, this process improves the Company's ability to estimate an employer's expected claims experience. For renewing businesses, this process informs the underwriters of the Company's experience handling claims for the particular employer and the employer's attitude toward safety, cooperation in the claims settlement process, return to work efforts and collection payment history.

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

         The Company has established an underwriting referral policy designed to allow the Company's senior underwriting officer to review all large and unusual underwriting opportunities. All accounts with (i) high EAP, (ii) high experience modifications (indicating poor prior claims experience), (iii) a projected overall rate reduction at renewal, or (iv) large variations from the Company's standard rates are reviewed by the senior underwriting officer, often in consultation with senior claims officers, loss control officers and/or the chief financial officer.

         The Company's underwriting department consists of 8 senior underwriters with extensive experience in property/casualty underwriting and 16 other underwriting staff members. Each of the senior underwriters is given individually determined binding authority.

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

         In order to mitigate the trend towards higher claim values on permanent disability claims, in the second quarter of 1999, the Company established new claims units, internally referred to as "Ranger" units. The Ranger units, which are in place in California, are based on a model of proactive claims management. Ranger team members are charged with developing action plans for each case using best practices data. Ranger team members are also subject to daily monitoring and feedback by Ranger supervisors. The Company believes that this results in increased accountability and improved oversight and ultimately allows the Company to manage claims to efficient outcomes.

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

         CLAIMS PERSONNEL

         The Company's claims management is conducted under the direction of 17 claims management personnel with extensive experience in the industry. The Company believes that the combination of experience and manageable caseloads allows claims personnel to be more effective at managing claims through frequent contact with policyholders, injured workers and medical providers.

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

         The Company employs an in-house actuary and also utilizes an outside actuarial firm to determine its reserving levels.

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

                                  RECONCILIATION OF RESERVES FOR LOSSES AND LAE
                                                (IN THOUSANDS)

                                                                                1999           1998           1997
                                                                              --------       --------        -------
Unpaid loss and loss adjustment expenses beginning of year..............      $136,316       $ 77,784        $55,720
Less: reinsurance recoverable on unpaid losses and LAE..................        25,137          6,394          6,427
         PACO reserves..................................................           377            343            533
                                                                              --------       --------        -------
   Net PICO balance, beginning of year..................................      $110,802       $ 71,047        $48,760
                                                                              --------       --------        -------
Incurred related to:
   Current period.......................................................        64,896        107,850         66,330
   Prior periods........................................................        17,179          6,268          1,586
                                                                              --------       --------        -------
                                                                              $ 82,075       $114,118        $67,916
                                                                              --------       --------        -------
Settlement of Reliance treaties (See "Reinsurance").....................        41,989              -              -

Paid related to:
   Current period.......................................................        34,318         34,374         20,495
   Prior periods........................................................        53,330         39,989         25,134
                                                                              --------       --------        -------
                                                                              $ 87,648       $ 74,363        $45,629
                                                                              --------       --------        -------
   Net PICO balance, end of year........................................       147,218        110,802         71,047
Plus: reinsurance recoverable on unpaid losses and LAE..................        11,519         25,137          6,394
         PACO reserves..................................................           207            377            343
                                                                              --------       --------        -------
Unpaid loss and loss adjustment expenses, end of year...................      $158,944       $136,316        $77,784
                                                                              ========       ========        =======



         The table below shows changes in historical workers' compensation net loss and LAE reserves for PICO for each year since 1989. Reported reserve development is derived from information included in PICO's statutory financial statements. The first line of the upper portion of the table shows the net reserves as of December 31 of each of the indicated years, representing the estimated amounts of net outstanding losses and LAE for claims arising during that year and in all prior years that are unpaid, including losses that have been incurred but not yet reported to the Company. The upper portion of the table shows the restated amount of the previously recorded net reserves for each year based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about claims for individual years. The lower portion of the table shows the cumulative net amounts paid as of December 31 of successive years with respect to the net reserve liability for each year.

         In evaluating the information in the table below, it should be noted that each amount includes the effects of all changes in amounts for prior periods. For example, if a loss determined in 1992 to be $10,000 was first reserved in 1989 at $8,000, the $2,000 deficiency would be included in the cumulative redundancy (deficiency) for each of the years 1989 through 1992 shown below. This table, unlike the table headed "Calendar Year Development by Accident Year" that follows, does not present accident or policy year development data. Conditions and trends that have affected the development of liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

                           CHANGES IN HISTORICAL NET RESERVES FOR LOSSES AND LAE
                                                  (IN THOUSANDS)

                             1989       1990     1991     1992     1993      1994     1995      1996     1997     1998     1999
                            -------   -------  -------   -------  -------   -------  -------   -------  -------  -------  -------
Unpaid losses and loss
   adjustment expenses at
   end of year............  $49,994   $49,104  $57,909   $59,492  $56,792   $53,287  $49,982   $48,760  $71,047  $110,802 $147,218
Reserve re-estimated as of:
   One year later.........   47,833    52,209   58,618    57,000   52,837    49,403   47,335    50,346   77,315   127,981
   Two years later........   50,060    53,491   60,095    57,115   50,480    48,189   45,041    50,910   86,677
   Three years later......   49,970    54,316   60,733    55,305   50,647    46,855   45,814    55,447
   Four years later.......   50,321    55,269   59,806    56,725   50,056    47,928   47,868
   Five years later.......   51,095    54,808   60,286    56,813   50,707    49,173
   Six years later........   51,025    55,184   60,794    57,225   51,679
   Seven years later......   51,348    55,738   61,188    58,123
   Eight years later......   51,714    55,932   61,702
   Nine years later.......   51,913    56,281
   Ten years later........   52,170
Cumulative redundancy
(deficiency)..............   (2,176)   (7,177)  (3,793)    1,369    5,113     4,114    2,114    (6,687) (15,630)  (17,179)
Cumulative paid as of:
   One year later.........   19,757    21,736   25,543    23,464   21,711    21,742   21,680    25,133   39,989    53,330
   Two years later........   32,602    36,021   40,328    37,040   34,721    33,601   33,007    38,328   61,986
   Three years later......   40,456    43,482   48,429    45,529   41,855    39,372   38,784    45,768
   Four years later.......   44,254    47,923   53,416    50,395   45,253    42,807   42,253
   Five years later.......   46,682    50,713   56,250    52,941   47,231    45,078
   Six years later........   48,430    52,442   58,261    54,642   48,696
   Seven years later......   49,406    53,801   59,406    55,848
   Eight years later......   50,333    54,558   60,181
   Nine years later.......   50,926    55,090
   Ten years later........   51,291
Net unpaid losses and loss
   adj. expenses
   December 31............                                                                              $71,047  $110,802 $147,218
Reinsurance recoverable...                                                                                6,394    25,137   11,519
Gross unpaid losses and
   loss adj. expenses
   December 31............                                                                              $77,441  $135,939 $158,737
                                                                                                        =======  ======== ========

                                                (Continued)

                             1989       1990     1991     1992     1993      1994     1995      1996     1997     1998     1999
                            -------   -------  -------   -------  -------   -------  -------   -------  -------  -------  -------
Re-estimated net
   unpaid losses and
   loss adjustment
   expenses...............                                                                              $86,677   $127,981
Re-estimated reinsurance
   recoverable............                                                                               10,490     28,559
                                                                                                       --------   --------
Re-estimated gross
   unpaid losses and
   loss adjustment
   expenses..............                                                                               $97,167   $156,540
                                                                                                       ========   =========
Gross cumulative
   redundancy
   (deficiency)..........                                                                              ($19,726)  ($20,601)
                                                                                                       ========   =========

         The following table is derived from the table above and summarizes the effect of reserve re-estimates net of ceded reinsurance on calendar year operations for the same ten-year period ended December 31, 1999. The total of each row details the amount of reserve re-estimates made in the indicated calendar year and shows the accident years to which the re-estimates are applicable. The total of each accident year column represents the cumulative reserve re-estimates for the indicated accident year(s).

                               CALENDAR YEAR DEVELOPMENT BY ACCIDENT YEAR
                                             (IN THOUSANDS)

                    1989                                                                                            Total
                    -----
                     and                                                                                          Calendar
                     ---                                                                                             Year
                    prior      1990     1991     1992     1993     1994     1995     1996     1997     1998        Effect
                    -----      ----     ----     ----     ----     ----     ----     ----     ----     ----       --------
Calendar
  years
1999............. $  (257)  $   (92)  $(165)  $ (384)   $  (74)  $ (273)  $ (809)  $(2,483)  $ (4,825)  $(7,817)  $(17,179)
1998.............    (199)        5    (200)     (18)     (239)    (422)     300       209     (5,704)              (6,268)
1997.............    (366)     (188)     46      420       679      743      960    (3,880)                         (1,586)
1996.............    (323)      (53)   (104)    (940)    1,253    1,381    1,433                                     2,647
1995.............      70       391     466      883       547    1,527                                              3,884
1994.............    (774)     (179)    315      523     4,070                                                       3,955
1993.............    (351)     (474)   (652)   3,969                                                                 2,492
1992.............      90    (1,372)    573                                                                           (709)
1991.............  (2,227)     (878)                                                                                (3,105)
1990.............   2,161                                                                                            2,161
                  --------  --------  -------  -------  -------  -------  --------  --------  --------  -------    --------
Cumulative
   re-estimates
   for each
   accident year  $(2,176)  $(2,840)  $ 279   $4,453    $6,236   $2,956   $1,884   $(6,154)  $(10,529)  $(7,817)  $(13,708)
                  ========  ========  ======= =======   ======   ======  ========  ========  ========  =========  =========

         PICO and the California workers' compensation industry as a whole experienced relatively high incurred losses and LAE during accident years 1989 -1992 as a result of laws enacted in 1989 which had the unintended effect of permitting the filing of fraudulent and abusive workers' compensation claims. PICO determined reserves for accident years 1993 and 1994, and to a lesser extent, 1995, based on the relatively high incurred loss and LAE trends for the 1989 - 1992 accident years. PICO's actual incurred losses and LAE for the 1993 -1995 accident years proved to be lower than anticipated and PICO's original reserves for these periods were ultimately redundant. During the three year period ended December 31, 1996, PICO experienced an aggregate of approximately $10.5 million in reserve recoveries attributable primarily to favorable development on losses and LAE for accident years 1993-1995.

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

         During 1998, PICO experienced an aggregate of approximately $6.3 million in net reserve development, principally related to the 1997 accident year. In the first two quarters of 1998 the Company saw reserve development on the 1997 accident year for California business in excess of its expectations given prior year reserving trends. The Company's second quarter reserve adjustment, expressed as a percentage of related premiums, implied a pricing deficiency for those periods. The Company began to address this pricing deficiency in mid-1998 through rate increases and non-renewal activity. The Company continued to pursue rate increases in 1999.

         During 1999, PICO experienced an aggregate of approximately $17.2 million in net reserve development, $12.6 million of which related to the 1997 and 1998 accident years. The reserve development in those accident years is largely related to the California book of business and is generally attributable to longer claim durations, principally on claims that are litigated.

POLICYHOLDER DIVIDENDS

         Workers' compensation policies can be written on a participating or non-participating basis. Participating policies allow the Company to declare and pay dividends to a policyholder after the expiration of the policy based upon a policyholder's specific loss experience (or, if the policyholder is part of a safety group, the group's specific loss experience), the Company's overall loss experience and competitive conditions. Since January 1, 1997, substantially all workers' compensation insurance underwritten by the Company in California, Alaska, Texas and New Mexico has been written without the expectation that the Company would pay policyholder dividends on such policies.

         Substantially all of the insurance underwritten by the Company in Arizona, Oregon, Idaho, Florida and Nevada is written on participating policy forms. However, increasing upfront price competition in Arizona has led to dividends becoming less of a competitive factor in recent years. In Oregon, Idaho and Nevada, dividends are sometimes used as a competitive pricing tool, especially for trade association and safety groups. Currently, workers' compensation insurers in Florida use policyholder dividends to reward favorable loss experience as a means of competitive pricing.

         The Company makes the determination of the amount of the dividends it chooses to pay on its participating policies generally 12 to 30 months after policy expiration, and such payments require approval by PICO's board of directors. The Company intends to continue to issue policies in Arizona, Oregon, Idaho, Florida and Nevada that are eligible for policyholder dividend consideration.

REINSURANCE

         Insurance risk is ceded primarily to reduce the liability on individual claims and to protect against catastrophic losses. The Company follows the industry practice of reinsuring a portion of its risks on an excess of loss reinsurance basis. For this coverage, the Company pays the reinsurer a portion of the premiums received on all policies. In return, the reinsurer agrees to reimburse the Company for all losses in excess of a predetermined amount, commonly referred to as the insurance company's retention. Occasionally, the Company has also chosen to quota-share a portion of its retained claims exposure. In a quota-share reinsurance contract, the Company and the reinsurer share premiums, losses and LAE on a proportional basis based on each parties interest in the quota-shared risk.

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

         In October 1998, the Company entered into a two year excess of loss and quota-share reinsurance arrangement with Reliance Insurance Company ("Reliance"). Under this arrangement, the Company ceded various portions of its exposure for claims in excess of $10,000 and quota-shared a portion of its risks under $10,000. The treaties with Reliance were settled and commuted effective September 30, 1999. The Company received the cash settlement of $42.0 million from Reliance on January 27, 2000. The settlement amount includes the return of net premiums ceded during the twelve months the treaties were in effect plus a substantial break-up fee. The difference between the break-up fee and the economic benefits derived from the treaties while they were in effect was a loss of $0.8 million, pre-tax. The Company has accounted for this transaction as a commutation.

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

         The Company has also entered into a 90% quota-share reinsurance agreement with the Venton Syndicate of Lloyds of London with respect to the underwriting risk of its EPL product. The Company's EPL product generated gross premiums written of $437,000 for the year ended December 31, 1999.

         Effective July 1, 1999, PICO entered into a quota share agreement with Montlake Casualty Company, Ltd. ("Montlake Casualty") whereby PICO assumed 35% of Montlake Casualty's business subject to an aggregate cover limit of 120%. Montlake Casualty is an affiliate of the Company through an ownership interest held by PAULA Financial in Montlake Casualty's parent. Under this agreement, PICO assumed premiums of $1,330,000 with a corresponding net income impact of $156,000 in the third quarter of 1999. Subsequent to the filing of the third quarter Form 10-Q, but prior to any cash changing hands, the Company and Montlake Casualty agreed to rescind and unwind the treaty. In the fourth quarter of 1999, the Company reversed the related third quarter activity.

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

         Conning Asset Management has discretion to enter into investment transactions within the Company's investment guidelines. In practice, this discretion is generally exercised only with respect to the reinvestment of maturing securities in similar securities. In the case of sales of securities prior to maturity, or the acquisition of securities which differ from the types of securities already present in the portfolio, Conning Asset Management will routinely consult with the Company's Chief Investment Officer prior to entering into such transactions. Among other things, Conning Asset Management seeks to match the average duration of the portfolio's assets with the estimated average duration of the Company's liabilities. Conning Asset Management's fee is based on the amount of assets in the portfolio and is not dependent upon investment results or portfolio turnover. Conning Asset Management is affiliated with one of the Company's principal stockholders.

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

         As of December 31, 1999, the carrying value of the Company's investment portfolio was approximately $134.8 million and amortized cost was approximately $143.5 million. The diversification of the Company's investment portfolio as of December 31, 1999 is shown in the table below:

                                CONSOLIDATED INVESTMENT POSITION

                                                                AS OF DECEMBER 31, 1999
                                                                -----------------------
                                                                                       PERCENT OF
                                                                                          TOTAL
                                                         CARRYING        AMORTIZED      CARRYING
              TYPE OF INVESTMENT                         VALUE (1)          COST           VALUE
              ------------------                         -----------   -------------    ----------
                                                                 (DOLLARS IN THOUSANDS)
Fixed maturities: (2)
   United States government agencies and
       authorities................................           $8,821         $8,799            6.5%
   States, municipalities and political
        subdivisions..............................           26,042         27,251           19.3%
   Corporate securities...........................           56,819         60,645           42.1%
   Collateralized mortgage obligations
       and other asset backed securities..........           39,021         41,599           28.9%
                                                         -----------   -------------    ----------
   Total fixed maturities.........................         $130,703       $138,294           96.8%
Equity securities ................................            3,185          4,251            2.4%
Invested cash.....................................              948            948            0.8%
                                                         -----------   -------------    ----------
   Total investments..............................         $134,836       $143,493          100.0%
                                                         ===========   =============    ==========

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

         In early 1999, PAULA Financial made an investment in the recently formed Montlake Insurance Holdings, LLC ("Montlake"), the parent company of Montlake Casualty, a specialty workers' compensation insurance company. The Company invested $5.5 million and has the option to acquire additional equity. The Company is accounting for its investment in Montlake using the equity method.

         As of December 31, 1999 the Company did not own any mortgages or real estate. As of December 31, 1999, 97.6% of the Company's fixed maturity securities carried a NAIC Class 1 designation (or a comparable rating agency designation).

         As of December 31, 1999, the Company owned one bond with a carrying value of $0.3 million which was non-performing. In December 1998, the issuer of a $2.0 million par value bond held by the Company declared Chapter 11 bankruptcy. At that time, the Company ceased accruing investment income and realized an "other than temporary" decline of $0.1 million on this bond. The carrying value of this bond at the end of 1998 was $1.6 million based on market values obtained from the Company's investment advisor. In the second quarter of 1999, based on information received from its investment advisor, the Company realized an additional "other than temporary" decline of $1.6 million. The carrying value of $0.3 million at the end of 1999 is based on market values obtained from the Company's investment advisor.

         At December 31, 1999, the Company owned a total of $41.6 million amortized cost of mortgage backed and other asset backed securities. Mortgage backed securities accounted for $19.2 million of the total. Approximately 84.4% of the mortgage backed securities holdings were AAA-rated Agency pass through and collateralized mortgage obligations ("CMO's"). As of December 31, 1999, the average life of the mortgage backed security portfolio was just over five years.

         Asset backed holdings totaled $22.4 million at year end and primarily consisted of traditional AAA rated automobile loan and credit card receivable backed financings. In addition, the Company had modest exposures to AA-rated home equity loan and AAA-rated collateralized bond obligation debt issues. As of December 31, 1999, the average life of the asset backed securities portfolio was just over three years.

         The primary objective of the mortgage and asset backed holdings is to provide incremental investment income while controlling maturity extension and prepayment risks.

         The following table sets forth certain information regarding the investment ratings of the Company's fixed maturity investment portfolio as of December 31, 1999:

             LONG TERM FIXED MATURITY PORTFOLIO BY STANDARD & POOR'S RATING

                                                                     CARRYING         AMORTIZED         PERCENTAGE OF TOTAL
RATINGS (1)                                                           VALUE              COST             CARRYING VALUE
-----------                                                         ----------       ------------     ----------------------
                                                                                (DOLLARS IN THOUSANDS)
AAA.............................................................      $69,391            $73,025               53.1%
AA..............................................................       21,441             22,168               16.4%
A...............................................................       31,042             32,797               23.8%
BBB to B........................................................        7,840              9,164                5.9%
Not rated.......................................................          989              1,140                0.8%
                                                                    ----------         ----------            ---------
Total...........................................................     $130,703           $138,294              100.0%
                                                                    ==========         ==========            =========

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

         The following table sets forth certain information regarding the maturity profile of the Company's fixed maturity securities as of December 31, 1999 based on the earlier of the pre-escrowed date or the scheduled maturity date:
                                INVESTMENT PORTFOLIO BY YEARS TO MATURITY

                                                                                                                   PERCENTAGE OF
MATURITY                                                                                   CARRYING VALUE         CARRYING VALUE
--------                                                                                   --------------         --------------
                                                                                                  (DOLLARS IN THOUSANDS)
One year or less.....................................................................             $7,451                  5.7%
After one year through five years....................................................             44,006                 33.7%
After five years through ten years...................................................             37,790                 28.9%
After ten years......................................................................              2,435                  1.9%
Mortgage and asset backed securities (1).............................................             39,021                 29.8%
                                                                                           --------------         -------------
Total................................................................................           $130,703                100.0%
                                                                                           ==============         =============

-------
(1) Mortgage- and asset-backed securities generally are more likely to be prepaid than other fixed maturity securities. Therefore, contractual maturities are excluded from this table since they may not be indicative of actual maturities.

         The Company's investment results for each of the years in the three year period ended December 31, 1999 were as follows:

                                INVESTMENT PORTFOLIO RESULTS

                                                                                YEARS ENDED DECEMBER 31,
                                                                            ----------------------------------
                                                                              1999         1998        1997
                                                                            ----------  ---------    ---------
                                                                                  (DOLLARS IN THOUSANDS)
Net pre-tax investment income (1)....................................       $  9,697    $  9,540    $  5,582
Average total invested assets (2)....................................        160,848     156,872     110,576
Annual pre-tax yield on average total invested assets (3)............            6.0%        6.1%        5.0%
Net pre-tax realized investment gains (losses).......................       $ (1,515)   $  1,706    $    172

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

         The following table summarizes net investment income from the Company's portfolio for the years ended December 31, 1999, 1998 and 1997:

                                     NET INVESTMENT INCOME BY INVESTMENT TYPE

                                                        YEARS ENDED DECEMBER 31,
                                                       -------------------------
                                                         (DOLLARS IN THOUSANDS)
                                    1999                        1998                           1997
                          ---------------------------  -------------------------    -----------------------------
                                     PRE-                        PRE-                          PRE-
                                     TAX     REALIZED            TAX    REALIZED               TAX       REALIZED
                                    YIELD      GAINS            YIELD    GAINS                YIELD       GAINS
                          INCOME     (1)     (LOSSES)   INCOME   (1)    (LOSSES)    INCOME     (1)       (LOSSES)
                          -------   -----   ---------   ------  -----   --------    ------- ---------    --------
Fixed maturity
   securities:
   Tax-exempt(2)....      $ 1,352     5.3%    $   (63)  $3,148    6.2%    $1,846    $2,733    4.4%        $ (1)
   Taxable..........        7,986     6.2      (1,452)   5,338    5.9       (362)    2,216    6.6            -

Equities ...........          330     7.8           -     500     7.8        222       121    2.3          173
Short-term..........          389    22.1           -     910    10.3          -       716    7.6            -
                          -------             --------  ------            ------    ------                -----
   Total............      $10,057    6.3%     $(1,515)  $9,896    6.3%    $1,706    $5,786    5.2%        $172
                          -------             --------  ------            ------    ------                -----
Less investment
   expense..........          360      -            -      356                 -       204                   -
                          -------             --------  ------            ------    ------                -----
   Total............      $ 9,697    6.0%     $(1,515)  $9,540    6.1%    $1,706    $5,582    5.0%        $172
                          =======             ========  ======            ======    ======                =====

(1) Pre-tax yield is calculated as investment income (including dividend income in the case of equities) divided by the average of the beginning and end of year investment balances. For the purpose of this calculation, investment balances were at cost (fixed income securities at amortized cost).

(2) For purposes of comparison to yields on taxable securities, those yields on tax-exempt securities are equivalent to average pre-tax yields of 6.8% for 1999, 8.0% for 1998, and 5.7% for 1997 assuming that the tax rate was 34% and further assuming that 15% of a portion of the tax-exempt interest was subject to federal income tax under certain provisions applicable only to insurance companies.

A.M. BEST

         A.M. Best publishes ratings on insurance companies based on a comparative analysis of the financial condition and operating performance as determined by their publicly available reports and meetings with management. On March 1, 2000, A.M. Best announced the downgrades of four California workers' compensation companies, including PICO. PICO's rating was adjusted from a "B++" (Very Good) to a "B" (Fair). In their release, A.M. Best indicated that the downgrades reflected the poor workers' compensation market conditions in California. A.M. Best reviews its ratings periodically and there can be no assurance that PICO's current rating will be maintained in the future.

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

         California law places significant restrictions on the ability of the insurance subsidiaries to pay dividends to PAULA Financial. All dividends from PICO and PACO, as California-domiciled insurers, require prior notice to the California DOI. All "extraordinary" dividends must be approved in advance by the California DOI. A dividend is deemed "extraordinary" if, when aggregated with all other dividends paid within the preceding twelve months, the dividend exceeds the greater of (i) PICO's statutory net income or PACO's statutory net gain from operations (both excluding unrealized capital gains) for the preceding calendar year or (ii) 10% of policyholder surplus as of the preceding December 31st. Additionally, unless approved in advance by the California DOI, no dividend may be paid by PICO or PACO except from earned surplus. Dividends paid from earned surplus which do not exceed the definition of "extraordinary" must be reported to the California DOI within five business days after declaration. Insurers are prohibited from paying such dividends until ten business days after the California DOI's receipt of such notice. The California DOI may disallow payment of any dividend if, in the California DOI's opinion, the payment would in any way violate the California Insurance Code or be hazardous to policyholders, creditors or the public. Based on these limitations and statutory results, as of December 31, 1999, PAULA Financial would be able to receive $1.9 million in dividends in 2000 from its insurance subsidiaries without obtaining prior regulatory approval from the California DOI.

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

         EXAMINATIONS

         The accounts and businesses of PICO and PACO are subject to periodic statutory examination by the California DOI and by the Departments of Insurance in each jurisdiction in which they transact business. The California DOI has completed its examination of PICO and PACO for the three-year period ended December 31, 1996. The report disclosed no material problems or adjustments to statutory surplus. The California DOI is scheduled to begin the triennial audit for the year ended December 31, 1999 in the second quarter of 2000.

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

         RISK-BASED CAPITAL AND IRIS RATIOS

         California, as well as numerous other states, uses analytical tools developed by the NAIC in the course of its financial surveillance of insurers. Among these is a methodology for assessing the adequacy of statutory surplus of property/casualty insurers and life/health insurers using a risk-based capital ("RBC") formula. The RBC formula attempts to measure statutory capital and surplus needs based on the risks in a company's mix of products and investment portfolio. The formula is designed to allow state regulators to identify potentially under-capitalized companies. Under the formula, a company determines its RBC by taking into account certain risks related to the insurer's assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer's liabilities (including underwriting risks related to the nature and experience of its insurance business). The RBC rules provide for different levels of regulatory attention depending upon the ratio of the company's total adjusted capital to its "authorized control level" of RBC. An insurer is obligated to submit a detailed financial plan to regulators if its RBC falls below 2.0 times its authorized control level. Enhanced regulatory scrutiny, including possible corrective orders, are required if an insurer's RBC falls below 1.5 times its authorized control level, with mandatory regulatory intervention, including possible seizure, if an insurer's RBC falls below its authorized control level (seizure is mandatory if RBC falls below 0.7 times authorized control level). As of December 31, 1999, PICO's RBC was $16.0 million in excess of the threshold requiring regulatory action, which amount was $12.9 million. As of December 31, 1999, PACO's RBC was $5.1 million in excess of the threshold requiring regulatory action, which amount was $0.1 million. Neither PICO nor PACO has ever triggered any RBC level requiring a financial plan or regulatory action.

         California and other states also utilize the NAIC Insurance Regulatory Information System ("IRIS"). IRIS identifies eleven ratios for property/casualty insurance companies and twelve ratios for life/health insurance companies. IRIS specifies a range of "usual values" for each ratio. No statutory requirements exist which determine regulators' response to unusual IRIS ratios. Regulators generally allow insurers to provide written explanations for any unusual values. If the explanations are accepted as reasonable, no regulatory action is generally taken. If regulators remain concerned, an insurer may be subject to regulatory examination, corrective orders, and possible seizure. Departure from the "usual value" range on four or more ratios may lead to increased regulatory oversight from individual state insurance commissioners. For 1999, PICO has six ratios outside the usual values. The ratios are change in net writings, two-year overall operating ratio, change in surplus, liabilities to liquid assets, one-year reserve development to surplus and two-year reserve development to surplus. Contributing to results outside the expected ranges for these ratios are the decline in premium volume in 1999 due to the Company's pricing stance in California, the fourth quarter reserve strengthening, and the Reliance settlement which was not converted to cash until January 2000. For 1999, PACO has one ratio outside its usual value, which is caused by more than adequate investment income. PICO and PACO are unaware of any increased regulatory scrutiny as a result of their 1999 IRIS values.

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

         While deposit requirements vary somewhat, they generally require insurers to deposit cash or securities with each states' treasurer, or an approved depository, in an amount based on a company's loss and loss expense reserves plus a percentage of its unearned premium reserves on workers' compensation insurance business transacted in each individual state. Thus, the size of the required deposit correlates positively with the amount of workers' compensation insurance sold by PICO in such state. PICO maintains deposits of securities in California, Arizona, Oregon, Idaho, New Mexico and Nevada, having a book value as of December 31, 1999 of $92.7 million, $16.1 million, $8.1 million, $0.4 million, $3.7 million and $0.2 million, respectively.

         An important aspect of workers' compensation insurance regulated by individual states is the setting of premiums. Among the states where it is currently licensed, PICO is allowed to establish its own rates under a "file and use" system in Alaska and Texas. Prior approval by insurance regulators is required for workers' compensation insurance rates in California, Florida, Nevada, New Mexico and Oregon. Hybrid systems exist in Arizona and Idaho, where workers' compensation insurance rates are determined initially by the National Council on Compensation Insurance ("NCCI"), a rating organization. Upon the request of an individual insurer, the Arizona or Idaho DOI, as applicable, may approve rates that deviate from those recommended by the NCCI.

         Prior to January 1, 1995, California had required workers' compensation insurers to adhere to minimum rates approved by the California DOI. Under this system, price competition among insurers had been generally restricted to the payment of dividends under participating policies. This system was replaced with a prior approval system, in which insurers must obtain the California DOI approval of any requested rate change. The repeal of the former minimum rate system in California has resulted in increased competition among workers' compensation insurers in California and has caused a material decrease in average rates charged by PICO.

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

         REGULATION OF PACO'S BUSINESS IN EACH STATE IN WHICH IT IS LICENSED

         PACO, a California-domiciled insurer, is licensed in California and Arizona. The transaction of life and health insurance is closely regulated in these states. Such regulation includes statutorily mandated benefits, sales disclosures, and claims settlement requirements. In 1999, PACO wrote $0.8 million in life and health premiums in California. PACO wrote no business in Arizona during 1999.

         MEMBERSHIP IN INSOLVENCY FUNDS AND ASSOCIATIONS

         The Company's insurance subsidiaries, like other insurers, are required to participate in insolvency funds and associations and may be subject to assessments from time to time to cover unpaid policyholder claims of insolvent insurers participating in the same lines of business as the Company. The maximum assessment required by law in any one year has varied between 1% and 2% of annual premiums written in that state. Most of these payments are recoverable through future policy surcharges and premium tax reductions. No material assessments have been made on the Company's insurance subsidiaries since prior to December 31, 1990. The Company was assessed 2% of gross written premium in the state of Florida in 1999 and 1998.

         On March 3, 2000, the California DOI seized control of Superior National Insurance Company, Superior Pacific Casualty Company, California Compensation Insurance Company and Combined Benefits Insurance Company. Subsequent public announcements have indicated that the DOI anticipates that a portion of the obligations to policyholders will need to be funded by the California Insurance Guarantee Association ("CIGA"). The maximum assessment available to CIGA in any given year is 1% of related California premiums. At this time, the Company is unable to determine the impact of the DOI action on future CIGA assessments. However, California law does allow that any such assessment can be surcharged to policyholders.

COMPETITION

         The workers' compensation insurance industry is highly competitive. In most states in which the Company operates, the Company's single largest competitor in its targeted agricultural markets is the applicable state fund. In those states without minimum premium laws, such as California, Oregon, Idaho, Alaska and Texas, the Company faces competition on the basis of price as well as on the services which it delivers to policyholders. Since the advent of open rating in California on January 1, 1995, a number of companies have attempted to expand their market share through merger and acquisition activity as well as competitive pricing structures. Arizona's single deviated rating plan has resulted in price competition among firms with different rating plans, but not among firms with the same rating plan as PICO. As a result of Florida's minimum rate law, there has been no significant price competition in that state in terms of premiums charged. Competition among workers' compensation insurance carriers in Florida has been based to varying degrees on emphasizing dividends to policyholders, loss control and claims management services and maintaining relations with and varying commission rates paid to brokers and agents. In Nevada rates are set by the Nevada DOI and the Company competition is based on service and dividends to policyholders. The Company believes that its ability to compete successfully with larger carriers and to obtain and retain its accounts is due to its claims expertise, extensive experience in the agribusiness market and emphasis on service to policyholders.

CERTAIN EXECUTIVE OFFICERS OF THE COMPANY

         Information concerning the Company's executive officers who serve as members of the Company's Board of Directors will be set forth in the Company's definitive proxy materials. See "Item 10. Directors and Executive Officers of the Registrant." Mr. Victor Gloria III and Mr. James M. Hannah also serve as executive officers of the Company.

         Mr. Gloria is Senior Vice President of PICO and is responsible for PICO's risk management operations including claims administration, loss control and field representative operations. Mr. Gloria has been with the Company since 1972 and has served in PICO's claims department for a majority of that time. He has served as Manager of that Department since 1987 and was appointed Senior Vice President in 1987. Mr. Gloria is 45.

         Mr. Hannah is a Senior Vice President and Chief Underwriting Officer of PICO and is responsible for PICO's underwriting operations. Mr. Hannah joined the Company in March 1995. Mr. Hannah is 51.

EMPLOYEES

         As of December 31, 1999, the Company employed 311 full-time employees including 73 in its agency and TPA operations, 213 in its underwriting operations and 25 in corporate administration and finance. The Company considers its relationship with its employees to be excellent.

ITEM 2.  PROPERTIES.

         The Company's principal executive offices, comprised of approximately 36,700 square feet of office space leased through April 2003, are located in Pasadena, California. In addition, the Company maintains 22 branch offices in various locations in the western United States and Florida in leased facilities with various lease terms. Management believes that the Company's facilities are suitable and adequate for their intended uses.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

         The Company's Common Stock has traded on the Nasdaq Stock Market under the symbol "PFCO" since the consummation of the Company's initial public offering of its Common Stock on October 24, 1997. The high and low closing prices of the Common Stock on the Nasdaq Stock Market during the fourth quarter of 1997, 1998 and 1999 were as follows:


                                                      High              Low
                                                      ----              ---
                  Fourth Quarter 1997 (1)            25.250            21.250
                  First Quarter 1998                 24.250            22.625
                  Second Quarter 1998                25.625            19.375
                  Third Quarter 1998                 22.000             6.750
                  Fourth Quarter 1998                11.875             6.875

                  First Quarter 1999                 10.438             6.750
                  Second Quarter 1999                 9.375             6.375
                  Third Quarter 1999                  9.625             6.188
                  Fourth Quarter 1999                 7.375             5.375

------
                  (1)  From October 24, 1997 through December 31, 1997

HOLDERS OF RECORD

         As of March 22, 2000, the Common Stock was held of record by 225 holders. The Company estimates that the number of beneficial holders of the Common Stock as of such date exceeded 800.

DIVIDENDS

         The Company did not pay cash dividends to its stockholders prior to the first quarter of 1998. Since the first quarter of 1998, the Company has declared and paid quarterly dividends of $0.04 per share of Common Stock. On January 26, 2000, the Board of Directors elected not to declare a cash dividend for the first quarter of 2000. The decision was largely based on the operating results for the fourth quarter of 1999.

         The declaration and payment of dividends is subject to the discretion of the Company's Board of Directors and will depend upon, among other things, the Company's results of operations, financial condition, cash requirements, future prospects and capital requirements, regulatory restrictions on the payment of dividends by the Company's insurance company subsidiaries, general economic and business conditions and other factors deemed relevant by the Board of Directors. There can be no assurance that the Company will continue to declare and pay any dividends. The ability of the Company's subsidiaries to pay dividends to the Company is subject to substantial regulation. In addition, the Company's line of credit restricts the payment of dividends under certain circumstances. See "Management's Discussion and Analysis of Financial Condition and Results of Operation-Liquidity and Capital Resources", "Business-Regulation" and Note 10 of Notes to Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA.

         The selected data presented below under the captions "Income Statement Data" and "Balance Sheet Data" as of and for each of the years in the five-year period ended December 31, 1999, are derived from the consolidated financial statements of the Company, which financial statements have been audited by KPMG LLP, independent certified public accountants. The consolidated financial statements as of December 31, 1999 and 1998 and for each of the years in the three-year period ended December 31, 1999, and the report thereon are included elsewhere herein. The information presented below under the caption "Other Data" is unaudited. The selected financial data set forth below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and notes thereto appearing elsewhere herein.


                                                                       YEARS ENDED DECEMBER 31,
                                                                       ------------------------
                                                     1999           1998           1997           1996           1995
                                                     ----           ----           ----           ----           ----
                                                                        (DOLLARS IN THOUSANDS)
INCOME STATEMENT DATA:
Gross premiums written.......................       $117,808       $152,448       $100,797        $63,606        $46,762
                                                    ====================================================================

Net premiums earned:
   Workers' compensation.....................       $ 80,126       $127,997       $ 91,957        $54,563        $44,224
   Group medical and life....................            830            773            878            941            307
Commissions..................................          4,777          3,234          3,434          4,213          3,964
Net investment income........................          9,697          9,540          5,582          4,701          4,817
Net realized investment gains (losses).......         (1,515)         1,706            172            444             37
Other........................................            820            842          1,047            896          1,569
                                                    --------------------------------------------------------------------
   Total revenue.............................       $ 94,735       $144,092       $103,070        $65,758        $54,918
Losses and loss adjustment expenses incurred.         82,234        114,483         68,107         33,900         29,363
Dividends provided for policyholders.........            383            677         (2,713)         1,628          3,438
Operating expenses...........................         32,834         37,636         30,741         25,480         22,608
                                                    --------------------------------------------------------------------
   Total expenses............................       $115,451       $152,796       $ 96,135        $61,008        $55,409
Equity in net loss of unconsolidated
   affiliate.................................           (506)          -               -              -              -
                                                    --------------------------------------------------------------------
Income (loss) before taxes...................        (21,222)        (8,704)         6,935          4,750           (491)
Income tax expense (benefit).................         (7,483)        (3,827)         1,776            827           (791)
                                                    --------------------------------------------------------------------
   Net income (loss).........................       $(13,739)      $ (4,877)      $  5,159        $ 3,923        $   300
                                                    ====================================================================

Earnings (loss) per share (1)................       $  (2.35)      $  (0.78)      $   1.88        $  2.07        $  0.16
Weighted average shares outstanding (1)......      5,847,836      6,228,479      2,737,065      1,896,464      1,850,956
Earnings (loss) per share - assuming
   dilution(1)...............................       $  (2.35)       $ (0.78)      $   1.11        $  1.00        $  0.08
Weighted average shares outstanding -
   assuming dilution (1).....................      5,847,836      6,228,479      4,664,511      3,910,715      3,763,059

                                                                       AS OF DECEMBER 31,
                                                                       ------------------
                                                  1999          1998          1997          1996          1995
                                                  ----          ----          ----          ----          ----
                                                                  (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
Investments (2).....................            $134,836     $177,623       $137,864      $ 86,792      $ 83,991
Total assets........................             259,818      254,948        188,264       125,127       118,906
Unpaid losses and loss adjustment
    expenses........................             158,944      136,316         77,784        55,720        57,049
Notes payable.......................              16,632        2,667            456        11,279        10,824
Total liabilities...................             207,625      180,912        103,444        99,151        93,301
Preferred Stock (convertible and
   redeemable)......................                -            -              -           21,402        19,501
Net stockholders' equity............              52,193       74,036         84,820         4,574         6,104

                                                             AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                                             ------------------------------------------
                                                  1999          1998          1997          1996          1995
                                                  ----          ----          ----          ----          ----
                                                                  (DOLLARS IN THOUSANDS)
PICO AND PACO GAAP RATIOS:
Loss ratio..........................               101.6%        88.9%          73.4%         61.1%         65.9%
Expense ratio.......................                33.2         26.4           26.9          32.1          32.3
Policyholder dividend ratio.........                 0.5          0.5           (2.9)          2.9           7.7
                                                ----------------------------------------------------------------
   Combined ratio...................               135.3%       115.8%          97.4%         96.1%        105.9%
                                                ================================================================
PICO STATUTORY DATA:
Statutory net income (loss).........            $(19,491)    $ (7,182)      $  6,037      $  5,051      $   3,175
Statutory surplus...................              28,947       49,870         45,822        31,135         25,992
Premiums/surplus....................                 2.8x         2.7x           2.1x          1.9x           1.7x
Loss ratio..........................               102.4%        89.2%          73.8%         61.0%          65.9%
Expense ratio.......................                30.8         25.0           25.9          29.4           30.9
Policyholder dividend ratio.........                 0.5          0.5           (3.0)          3.0            7.8
                                                ----------------------------------------------------------------
   Combined ratio...................               133.7%       114.7%          96.7%         93.4%         104.6%
                                                ================================================================
OTHER DATA:
Number of PICO policies
   (period-end).....................              10,928       10,867          8,579         6,481          4,041
Number of Company employees
   (period-end).....................                 311          309            264           242            237
PICO Estimated Annual Premium
   (period-end)(3)..................            $100,808     $121,230       $ 90,526      $ 61,316      $  41,176

(footnotes follow on next page)

(1) See Note 1 of Notes to Consolidated Financial Statements for a description of the calculation of weighted average shares outstanding and earnings
     (loss) per share.
(2) Investments are reflected at market value.
(3) "PICO Estimated Annual Premium" means, as of any date, the estimated total annualized premiums for all policies written by PICO in force on that date, whether earned prior to or after such date.

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

         The following table sets forth selected information relating to PICO's workers' compensation insurance book of business:


                                                                                     AS OF AND FOR THE
                                                                                  YEARS ENDED DECEMBER 31,
                                                                               ------------------------------
                                                                               1999         1998         1997
                                                                               ----         ----         ----
                                                                                   (DOLLARS IN THOUSANDS)
Gross premiums written...............................................       $116,978      $151,675     $99,919
Net premiums earned..................................................       $ 80,126      $127,997     $91,957
Policyholder persistency rate........................................           68.5%         73.0%       83.5%
Number of policies (period-end)......................................         10,928        10,867       8,579

RESULTS OF OPERATIONS

         1999 COMPARED TO 1998

    GROSS PREMIUMS WRITTEN. The Company's gross premiums written for 1999 decreased 22.7% to $117.8 million from $152.4 million in 1998. The decrease in gross premiums written relates primarily to declines in the Company's large account business in California, where gross premiums written were down 36.4%. The decrease in gross premiums written in California was due to the Company's pricing stance in the state and was partially offset by a 12.2% growth in gross premiums written in other states. This growth is particularly strong in Texas and New Mexico.

    NET PREMIUMS EARNED. The Company's net premiums earned for 1999 decreased 37.1% to $81.0 million from $128.8 million in 1998. The decline in net premiums earned is due to the factors discussed above related to gross premiums written, as well as the impact of $32.9 million in premiums ceded during the nine months the Reliance treaties were in effect.

    COMMISSION INCOME. Commission income increased 47.7% to $4.8 million for 1999 from $3.2 million for 1998. The increase is due to the acquisition by Pan Am of two new California offices which was effective April 30, 1999, as well as increased premiums placed with insurance carriers other than PICO and PACO, which generates non-risk fee income for the Company. Commission income paid by PICO and PACO to Pan Am is eliminated in consolidation.

    NET INVESTMENT INCOME. Net investment income increased 1.6% to $9.7 million for 1999 from $9.5 million for 1998. Average invested assets increased to $160.8 million for 1999 from $156.9 million for 1998. The Company's average yield on its portfolio was 6.0% in 1999 and 6.1% in 1998.

    NET REALIZED INVESTMENT GAINS AND LOSSES. The Company had net realized investment losses of $1.5 million for 1999 compared to net realized investment gains of $1.7 million for 1998. In the third quarter of 1998, the Company repositioned a portion of its investment portfolio from tax exempt to taxable securities. This resulted in a $1.8 million gain. In 1999 the Company realized an "other than temporary" decline of $1.6 million on a non-performing investment.

    LOSSES AND LOSS ADJUSTMENT EXPENSES INCURRED. The Company's net loss ratio for 1999 increased to 101.6% from 88.9% for 1998. The increase in the 1999 net loss ratio is due to a reserving action taken by the Company in the fourth quarter of 1999. This reserving action, principally related to the 1997 and 1998 accident years, totaled $23.7 million. The strengthening principally related to the California book of business and is generally attributable to longer claim durations, principally on claims that are litigated. The 1998 net loss ratio includes the impact of actions taken by the Company to increase loss reserves on the 1997 and 1998 accident years by a total of $14.8 million in the second quarter of 1998. The accident year net loss ratios for 1999 and 1998 were 80.9% and 87.3%, respectively. Also impacting the net loss ratios for 1999 and 1998 were the Reliance treaties which were in effect for the first nine months in 1999 and the last three months in 1998.

    DIVIDENDS PROVIDED FOR POLICYHOLDERS. Dividends provided for policyholders as a percentage of premiums earned for 1999 and 1998 was 0.5%.

    OPERATING EXPENSES. Operating expenses decreased 12.8% to $32.8 million for 1999 from $37.6 million for 1998. Variable expenses include the benefit of $6.9 million and $3.0 million in ceding commissions in 1999 and 1998, respectively, received in conjunction with the Reliance reinsurance arrangement. Excluding the benefit of the ceding commissions, operating expenses would have decreased $0.9 million or 2.3% over 1998.

    EQUITY IN NET LOSS OF UNCONSOLIDATED AFFILIATE. The equity in net loss of unconsolidated affiliate in 1999 represents the Company's share of the net loss of Montlake. The Company is accounting for this investment using the equity method.

    INCOME TAXES. Income tax benefit for 1999 was $7.5 million compared to $3.8 million for 1998. The effective combined income tax rates for 1999 and 1998 were (35.3%) and (44.0%), respectively. The difference in the effective tax rates is due to a repositioning of the investment portfolio from tax exempt securities to taxable securities in the third quarter of 1998.

    NET INCOME (LOSS). Net loss for 1999 was $13.7 million compared to $4.9 million in 1998. The 1999 and 1998 net losses are primarily attributable to actions taken by the Company to increase loss reserves on the 1997 and 1998 accident years.

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

    NET REALIZED INVESTMENT GAINS AND LOSSES. The Company had net realized investment gains of $1.7 million for 1998 compared to $0.2 million for 1997. The increase is a result of a tax planning strategy to reposition a portion of the investment portfolio from tax exempt to taxable securities.

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

         California law places significant restrictions on the ability of the insurance subsidiaries to pay dividends to PAULA Financial. All dividends from PICO and PACO, as California-domiciled insurers, require prior notice to the California DOI. All "extraordinary" dividends must be approved in advance by the California DOI. A dividend is deemed "extraordinary" if, when aggregated with all other dividends paid within the preceding twelve months, the dividend exceeds the greater of (i) PICO's statutory net income or PACO's statutory net gain from operations (both excluding unrealized capital gains) for the preceding calendar year or (ii) 10% of policyholder surplus as of the preceding December 31st. Additionally, unless approved in advance by the California DOI, no dividend may be paid by PICO or PACO except from earned surplus. Based on these limitations and statutory results, as of December 31, 1999, PAULA Financial would be able to receive $1.9 million in dividends in 2000 from its insurance subsidiaries without obtaining prior regulatory approval from the California DOI. No dividends were paid by the insurance subsidiaries to PAULA Financial during 1999.

         Management believes that funds currently available and expense reimbursements and dividends from its operating subsidiaries will be sufficient to meet the parent company's operating cash needs for at least the next twelve months.

         In March 1997, PAULA Financial entered into the Credit Agreement with a commercial bank providing PAULA Financial with a revolving credit facility of $15.0 million until December 31, 1999. As of December 31, 1999, $15.0 million was outstanding under this facility. The use of the credit facility was for repurchase of the Company's common stock and investments in new ventures.

         On December 31, 1999, PAULA Financial elected to convert all of the borrowings into a term loan payable in quarterly installments and maturing on December 31, 2001. Balances outstanding under the term loan bear interest at 8.5%. The Credit Agreement limits the Company's ability to (i) enter new lines of business; (ii) incur or assume debt; (iii) pay dividends and repurchase or retire capital stock upon a default or event of default; and
(iv) make acquisitions, investments and capital expenditures. The Credit Agreement contains financial covenants with respect to minimum stockholders' equity, minimum statutory surplus, a ratio of debt to stockholders' equity, a ratio of PICO's premiums written to statutory surplus and excess statutory reserves, a debt service coverage ratio, A.M. Best rating and risk-based capital levels. Each of PAULA Financial's non-insurance subsidiaries has guaranteed all obligations of PAULA Financial under the Credit Agreement. As of December 31, 1999, the Company was out of compliance with certain of its debt covenants. As of December 31, 1999, the Company was out of compliance with certain of its debt covenants. As a result, the bank has the right to call the note and demand its immediate payment under the terms of the Credit Agreement. If these covenants are not amended, it is probable that the Company will remain out of compliance with these covenants on measurement dates prior to December 31, 2000. However, the bank has informed the Company that it does not intend to call the note. The Company is in negotiations with the bank to obtain waivers as of December 31, 1999 and to amend the Credit Agreement to modify selected covenants. If the bank were to consider calling the note, the Company believes it has the ability to liquidate certain assets and refinance the debt to satisfy obligations under the Credit Agreement.

         On August 12, 1998, the Company announced the approval of the Board of Directors of a 500,000 share stock repurchase program. On October 29, 1998, the Board authorized an additional 500,000 shares bringing the total authorization under the program to 1,000,000 shares. The shares are expected to be repurchased through open market and/or privately negotiated purchases. As of December 31, 1999, the Company had repurchased 631,300 shares at an average price of $8.00 per share.

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

         The Company's investments consist primarily of taxable and tax-exempt United States government and other investment grade securities and investment grade fixed maturity commercial paper and, to a lesser extent, equity securities. The Company does not generally invest in below investment grade fixed maturity securities, mortgage loans or real estate. The Company's investments in fixed maturity securities are carried at market value as such securities may be sold in response to changes in interest rates, tax planning considerations or other aspects of asset/liability management. As of December 31, 1999, the carrying value of the Company's fixed maturity securities portfolio was $130.7 million and 93.3% of the portfolio was rated "A" or better by S&P, Moody's or Fitch. See "Business Investments and Investment Results".

         California workers' compensation insurance companies are required to maintain some of their investments on deposit with the California DOI for the protection of policyholders. Other states in which PICO is licensed have also required PICO to post deposits for the protection of those states' policyholders. Pursuant to applicable state laws, PICO had, as of December 31, 1999, securities with a book value of $121.2 million held by authorized depositories pursuant to these deposit requirements. In addition to the deposits, the insurance company operating subsidiaries must maintain capital and surplus levels related to premiums written and the risks retained by the subsidiaries.

NEW ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for fiscal years beginning after June 15, 2000 and establishes standards for the reporting for derivative instruments. It requires changes in the fair value of a derivative instrument and the changes in fair value of assets or liabilities hedged by that instrument to be included in income. To the extent that the hedge transaction is effective, income is equally offset by both investments. Currently the changes in fair value of derivative instruments and hedged items are reported in net unrealized gain (loss) on securities. The Company has not adopted SFAS 133. However, the effect of adoption on the consolidated financial statements at December 31, 1999 would not be material.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         The Company's consolidated balance sheet includes a substantial amount of assets and liabilities whose fair values are subject to market risks. Due to the Company's significant level of investments in fixed maturity securities (bonds), interest rate risk represents the largest market risk factor affecting the Company's consolidated financial position, although the Company also has limited exposure to equity price risk. The following sections address the significant market risks associated with the Company's financial activities as of December 31, 1999.

         Caution should be used in evaluating the Company's overall market risk from the information below, since actual results could differ materially from the estimates and assumptions used below and because unpaid losses and loss adjustment expenses and reinsurance recoverables on unpaid losses and loss adjustment expenses are not included in the hypothetical effects of changes in market conditions discussed below. As of December 31, 1999 unpaid losses and loss adjustment expenses represent 76.6% of the Company's total liabilities and reinsurance recoverables on unpaid losses and loss adjustment expenses represents 4.4% of the Company's total assets.

INTEREST RATE RISK

         The Company employees a conservative investment strategy emphasizing asset quality and the matching of maturities of its fixed maturity investments to the Company's anticipated claim payments, expenditures and other liabilities. The Company's fixed maturity portfolio includes investments in CMO's which are exposed to accelerated prepayment risk generally caused by interest rate movements. As of December 31, 1999, the Company's fixed maturity portfolio represented 50.3% of the Company's total assets and 96.9% of the Company's invested assets. Management intends to hold all of the Company's fixed maturity investments for indefinite periods of time but these investments are available for sale in response to changes in interest rates, tax planning considerations or other aspects of asset/liability management. The Company does not utilize stand-alone derivatives to manage interest rate risks.

         The Company has historically utilized a moderate level of corporate borrowings and debt. The Company strives to maintain the highest credit ratings so that the cost of debt is minimized. As of December 31, 1999, notes payable and notes payable to bank account for 8.0% of total liabilities.

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

         The table below summarizes the estimated effects of hypothetical increases and decreases in interest rates. It is assumed that the changes occur immediately and uniformly to each category of instrument containing interest rate risks. The hypothetical changes in market interest rates reflect what could be deemed best or worst case scenarios. The hypothetical fair values are based upon the same prepayment assumptions utilized in computing fair values as of December 31, 1999. Should interest rates decline, mortgage holders are more likely to refinance existing mortgages at lower rates. Acceleration of repayments could adversely affect future investment income, if reinvestment of the cash received from repayments is in lower yielding securities. Such changes in prepayment rates are not taken into account in the following disclosures.


                                                     INTEREST RATE RISK
                                                                            (in thousands)
                                           --------------------------------------------------------------------------------------
                                                                                              Estimated         Hypothetical
                                                                                             Fair Value          Percentage
                                                                      Hypothetical              after             Increase
                                                   Fair Value at   Change in Interest        Hypothetical       (Decrease) in
                                                    December 31,          Rate                Change in         Stockholders'
                                                       1999         (bp=basis pts.)          Interest Rate         Equity
                                           --------------------------------------------------------------------------------------
Assets:
United States government agencies
    and authorities                                       $ 8,821  100 bp decrease                $ 8,849             0.1%
                                                                   100 bp increase                  8,756            (0.1)
                                                                   200 bp increase                  8,720            (0.2)

States, municipalities and political
     subdivisions                                         $26,042  100 bp
decrease                                                                                          $26,964             1.8%
                                                                   100 bp increase                 25,300            (1.4)
                                                                   200 bp increase                 24,502            (3.0)

Corporate securities                                      $56,819  100 bp decrease                $58,755             3.7%
                                                                   100 bp increase                 55,482            (2.6)
                                                                   200 bp increase                 53,975            (5.4)

Collateralized mortgage obligations
   and other asset backed securities                      $39,021  100 bp decrease                $40,571             3.0%
                                                                   100 bp increase                 37,824            (2.3)
                                                                   200 bp increase                 36,944            (4.0)

Liabilities:
Notes payable                                             $ 1,632  100 bp decrease                $ 1,632               -
                                                                   100 bp increase                  1,632               -
                                                                   200 bp increase                  1,632               -

Notes payable to bank                                     $15,000  100 bp decrease                $15,000               -
                                                                   100 bp increase                 15,000               -
                                                                   200 bp increase                 15,000               -

EQUITY PRICE RISK

         The Company generally does not invest in equity securities for trading purposes. As of December 31, 1999, equity securities represent 1.2% of the Company's total assets. The carrying values of publicly traded investments subject to equity price risks are based on quoted market prices as of the balance sheet date. Market prices are subject to fluctuation and, consequently, the amount realized in the subsequent sale of the investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative prices of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold. The carrying values of privately held investments are subject to equity price risks which are based on the foregoing market price considerations and also on the underlying value of the issuer and other buyer's perceptions of such value, as well as lack of liquidity considerations.

         The table below summarizes the Company's equity price risks as of December 31, 1999 and shows the effects of a hypothetical 10% increase and 10% decrease in the market prices as of December 31, 1999. The selected hypothetical change does not reflect what could be considered the best or worst case scenarios.

                                                 EQUITY PRICE RISK
                                                                            (in thousands)
                                           --------------------------------------------------------------------------------------
                                                                                              Estimated         Hypothetical
                                                                                             Fair Value          Percentage
                                                                                                after             Increase
                                                   Fair Value at                             Hypothetical       (Decrease) in
                                                    December 31,   Hypothetical Price           Price           Stockholders'
                                                       1999              Change                Change              Equity
                                           --------------------------------------------------------------------------------------
Preferred stock                                         $  828     10% increase                 $  911               0.1%
                                                                   10% decrease                    745              (0.1)

Common stock                                            $2,357     10% increase                 $2,593               0.5%
                                                                   10% decrease                  2,121              (0.5)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                            Page
                                                                                            ----
Independent Auditors' Report................................................................ F-2
Consolidated Balance Sheets as of December 31, 1999 and 1998................................ F-3
Consolidated Statements of Operations for each of the three years in the period ended
   December 31, 1999........................................................................ F-5
Consolidated Statements of Comprehensive Income (Loss) for each of the three years in the period ended December 31, 1999........................................................... F-6
Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 1999.................................................................. F-7
Consolidated Statements of Cash Flows for each of the three years in the period ended
   December 31, 1999........................................................................ F-9
Notes to Consolidated Financial Statements.................................................. F-11

                           INDEPENDENT AUDITORS' REPORT





The Board of Directors
PAULA Financial:

         We have audited the accompanying consolidated balance sheets of PAULA Financial and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PAULA Financial and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.


                                  /s/ KPMG LLP


Los Angeles, California
March 7, 2000, except as to
   note 5 which is as of
   March 29, 2000

                        PAULA FINANCIAL AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                                   DECEMBER 31,
                                                                                   ------------
                                                                                1999           1998
                                                                                ----           ----
Investments:
   Fixed maturities, available-for-sale, at market (amortized cost
      $138,294 and $171,379 at December 31, 1999 and 1998,
      respectively)....................................................      $130,703        $170,792
   Preferred stock, at market (cost $999 at December 31, 1999 and
      1998)............................................................           828           1,040
   Common stock, at market (cost $3,252 at December 31, 1999 and 1998).         2,357           3,219
   Invested cash, at cost (approximates market)........................           948           2,572
                                                                             --------        --------
        Total investments..............................................      $134,836        $177,623
                                                                             --------        --------
Cash, unrestricted.....................................................         2,958           2,747
Cash, restricted.......................................................         3,365           1,398
Accrued investment income..............................................         2,204           2,613
Receivables:
   Accounts receivable, net of allowance for uncollectible accounts
      ($758 and $901 at December 31, 1999 and 1998, respectively)......        21,769          17,800
   Unbilled premiums...................................................         6,427           9,046
   Reinsurance recoverable on paid losses and loss adjustment expenses.           -               715
   Reinsurance recoverable on unpaid losses and loss adjustment
      expenses.........................................................        11,519          25,137
   Income taxes recoverable............................................           343           1,939
   Reinsurance settlement receivable...................................        41,989              -
   Other...............................................................         2,039             740
                                                                             --------        --------
        Total receivables..............................................      $ 84,086        $ 55,377
                                                                             --------        --------
Property and equipment, at cost:
   Office furniture, fixtures and equipment............................        10,012           8,763
   Automobiles.........................................................           862             851
   Leasehold improvements..............................................           202             202
                                                                             --------        --------
                                                                               11,076           9,816
   Less accumulated depreciation.......................................        (7,731)         (6,941)
                                                                             --------        --------
        Net property and equipment.....................................      $  3,345        $  2,875
                                                                             --------        --------
Other assets...........................................................         2,724           4,562
Excess of cost over net assets acquired, net...........................         3,931           1,447
Investment in unconsolidated affiliate.................................         4,822              -
Deferred income taxes..................................................        17,547           6,306
                                                                             --------        --------
                                                                             $259,818        $254,948
                                                                             ========        ========

                                              (Continued)

                        PAULA FINANCIAL AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

                       LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                  DECEMBER 31,
                                                                                  ------------
                                                                               1999          1998
                                                                               ----          ----
Unpaid losses and loss adjustment expenses.............................     $158,944       $136,316
Unearned premiums......................................................       21,213         20,234
Accrued policyholder dividends.........................................          237            335
Due to underwriters and assureds.......................................        3,265          1,930
Reinsurance payable....................................................          314          7,855
Accounts payable and accrued expenses..................................        7,020         11,575
Notes payable..........................................................        1,632             67
Note payable to bank...................................................       15,000          2,600
                                                                            --------       --------
                                                                            $207,625       $180,912
                                                                            --------       --------
Stockholders' equity:
   Preferred stock, $0.01 par value. Authorized 4,058,823 shares; none
      issued and outstanding...........................................     $      -       $      -
   Common stock, $0.01 par value. Authorized 15,000,000 shares; issued
      6,338,767 shares and 6,338,815 shares at December 31, 1999 and
      1998, respectively...............................................           63             63
   Additional paid-in capital..........................................       67,386         67,386
   Retained earnings (accumulated deficit).............................       (4,488)        10,182
    Accumulated other comprehensive income (loss):
      Net unrealized loss on investments...............................       (5,715)          (382)
                                                                            --------       --------
                                                                              57,246         77,249
   Less:
      Treasury stock, at cost (631,300 shares and 409,800 shares at
        December 31, 1999 and 1998, respectively)......................       (5,053)        (3,213)
                                                                            --------       --------
        Net stockholders' equity.......................................       52,193         74,036

Commitments and contingencies
                                                                            --------       --------
                                                                            $259,818       $254,948
                                                                            ========       =========

                   See accompanying notes to consolidated financial statements.

                        PAULA FINANCIAL AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  YEARS ENDED DECEMBER 31,
                                                                  ------------------------
                                                            1999           1998           1997
                                                            ----           ----           ----
Income:
   Net premiums earned:
      Workers' compensation........................       $ 80,126       $127,997       $ 91,957
      Group medical and life.......................            830            773            878
   Commissions.....................................          4,777          3,234          3,434
   Net investment income...........................          9,697          9,540          5,582
   Net realized investment gains (losses)..........         (1,515)         1,706            172
   Other...........................................            820            842          1,047
                                                          --------       --------       --------
                                                          $ 94,735       $144,092       $103,070
                                                          --------       --------       --------

Expenses:
   Losses and loss adjustment expenses incurred....         82,234        114,483         68,107
   Dividends provided for policyholders............            383            677         (2,713)
   Operating.......................................         32,834         37,636         30,741
                                                          --------       --------       --------
                                                          $115,451       $152,796       $ 96,135
                                                          --------       --------       --------

Equity in net loss of unconsolidated
        affiliate..................................           (506)          -             -

Income (loss) before income tax
    expense (benefit)..............................        (21,222)        (8,704)         6,935
Income tax expense (benefit).......................         (7,483)        (3,827)         1,776
                                                          --------       --------       --------
           Net income (loss).......................       $(13,739)      $( 4,877)      $  5,159
                                                          ========       ========       ========

Earning per share:
    Earnings (loss) per share......................       $(  2.35)      $(  0.78)      $   1.88
    Earnings (loss) per share - assuming dilution..       $(  2.35)      $(  0.78)      $   1.11

                   See accompanying notes to consolidated financial statements.

                         PAULA FINANCIAL AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                              (DOLLARS IN THOUSANDS)

                                                                   YEARS ENDED DECEMBER 31,
                                                                   ------------------------
                                                                1999          1998         1997
                                                                ----          ----         ----
Net income (loss)                                           $(13,739)     $(4,877)       $5,159

Other comprehensive income (loss), net of tax:
   Unrealized holding gains (losses) arising during
       period (tax impact: 1999:$2,676, 1998:$517,
         1997:$413).................................          (5,195)      (1,003)          803
   Reclassifications adjustment for realized gains
       (losses) included in net income (loss) (tax
         impact:  1999:$71, 1998: $470, 1997: $24...            (138)        (912)          (48)
                                                            --------      -------        ------
                                                            $ (5,333)     $(1,915)       $  755
                                                            --------      -------        ------
Comprehensive income (loss)                                 $(19,072)     $(6,792)       $5,914
                                                            ========      =======        ======

                   See accompanying notes to consolidated financial statements.

                         PAULA FINANCIAL AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                              (DOLLARS IN THOUSANDS)

                                                                                                                     NET
                                                                                  ADDITIONAL                      UNREALIZED
                                                       NUMBER OF        BOOK        PAID-IN        RETAINED     GAIN (LOSS) ON
                                                        SHARES          VALUE       CAPITAL        EARNINGS      INVESTMENTS
                                                        ------          -----       -------        --------      -----------

Balance at December 31, 1996.....................      2,167,456         $22         $1,748         $16,668          $778
Net income.......................................           -              -           -              5,159          -
Change in carrying value of preferred stock......           -              -           -             (2,261)         -
Conversion of preferred stock....................      1,882,354          19         23,641            -             -
Conversion of warrants...........................        139,481           1          1,481            (549)         -
Common stock awards..............................          3,256           -             46            -             -
Restricted stock forfeitures.....................         (1,150)          -            (10)           -             -
Retirement of common stock.......................       (270,534)         (3)           (51)         (2,969)         -
Issuance of common stock.........................      2,400,314          24         40,321            -             -
Net change in unrealized gain on investments
   (net of tax)..................................           -              -           -               -              755
Elimination of obligation of stock held by ESOP..           -              -           -               -             -
Change in guarantee of ESOP notes payable........           -              -           -               -             -
                                                      ====================================================================
Balance at December 31, 1997.....................      6,321,177         $63        $67,176         $16,048        $1,533
                                                      --------------------------------------------------------------------
Net loss.........................................           -              -           -             (4,877)         -
Dividends paid ($0.16 per share).................           -              -           -               (989)         -
Options exercised, including tax impact..........         16,638           -            202            -             -
Common stock awards..............................          1,000           -              8            -             -
Repurchase of common stock.......................       (409,800)          -           -               -             -
Net change in unrealized gain on investments
   (net of tax)..................................           -              -           -               -           (1,915)
                                                      --------------------------------------------------------------------
Balance at December 31, 1998.....................      5,929,015         $63        $67,386         $10,182         ($382)
                                                      --------------------------------------------------------------------

                                                                       OBLIGATION    GUARANTEE OF
                                                                           ON           NOTES              NET
                                                         TREASURY      STOCK HELD      PAYABLE         STOCKHOLDERS'
                                                          STOCK          BY ESOP       OF ESOP            EQUITY
                                                          -----          -------       -------            ------

Balance at December 31, 1996.....................        ($2,972)       ($11,449)        ($221)           $4,574
Net income.......................................           -               -             -                5,159
Change in carrying value of preferred stock......           -               -             -               (2,261)
Conversion of preferred stock....................           -               -             -               23,660
Conversion of warrants...........................           -               -             -                  933
Common stock awards..............................           -               -             -                   46
Restricted stock forfeitures.....................           -               -             -                  (10)
Retirement of common stock.......................          2,972            -             -                  (51)
Issuance of common stock.........................           -               -             -               40,345
Net change in unrealized gain on investments
   (net of tax)..................................           -               -             -                  755
Elimination of obligation of stock held by ESOP..           -             11,449          -               11,449
Change in guarantee of ESOP notes payable........           -               -             221                221
                                                      ===========================================================
Balance at December 31, 1997.....................          $-              $-            $-              $84,820
                                                      -----------------------------------------------------------
Net loss.........................................           -               -             -               (4,877)
Dividends paid ($0.16 per share).................           -               -             -                 (989)
Options exercised, including tax impact..........           -               -             -                  202
Common stock awards..............................           -               -             -                    8
Repurchase of common stock.......................         (3,213)           -             -               (3,213)
Net change in unrealized gain on investments
   (net of tax)..................................           -               -             -               (1,915)
                                                      -----------------------------------------------------------
Balance at December 31, 1998.....................        ($3,213)          $-            $-              $74,036
                                                      -----------------------------------------------------------


                                   (Continued)

                         PAULA FINANCIAL AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

                                                                                         Retained         Net
                                                                        Additional       earnings      unrealized
                                             Number of       Book         Paid-in       accumulated     loss on      Treasury
                                               shares        value        capital         deficit)     investment      stock
                                               ------        -----        -------         --------     ----------      ------

Balance at December 31, 1998..........       5,929,015         $63        $67,386         $10,182         ($382)       ($3,213)
Net loss..............................            -            -             -            (13,739)         -             -
Dividends paid ($0.16 per
   share).............................            -            -             -               (931)         -             -
Common stock awards...................             252         -                3            -             -             -
Restricted stock forfeitures..........            (300)        -               (3)           -             -             -
Repurchase of common stock............        (221,500)        -             -               -             -           (1,840)
Net change in unrealized gain
   on investments (net of tax)........            -            -             -               -           (5,333)         -
                                            ----------------------------------------------------------------------------------
Balance at December 31, 1999..........       5,707,467         $63        $67,386         ($4,488)      ($5,715)       ($5,053)
                                            ==================================================================================

                                                  OBLIGATION   GUARANTEE OF
                                                      ON          NOTES            NET
                                                  STOCK HELD     PAYABLE      STOCKHOLDERS'
                                                   BY ESOP       OF ESOP          EQUITY
                                                   -------       -------          ------
Balance at December 31, 1998..........              $-            $-             $74,036
Net loss..............................               -             -             (13,739)
Dividends paid ($0.16 per
   share).............................               -             -                (931)
Common stock awards...................               -             -                   3
Restricted stock forfeitures..........               -             -                  (3)
Repurchase of common stock............               -             -              (1,840)
Net change in unrealized gain
   on investments (net of tax)........               -             -              (5,333)
                                                   --------------------------------------
Balance at December 31, 1999..........              $-            $-             $52,193
                                                   ======================================



            See accompanying notes to consolidated financial statements.

                         PAULA FINANCIAL AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (DOLLARS IN THOUSANDS)

                                                                          YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------------
                                                                    1999            1998             1997
                                                              ------------     -----------      -----------
Cash flows from operating activities:
   Net income (loss).....................................        ($13,739)        ($4,877)          $5,159
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
      Depreciation and amortization......................           1,889           1,522            1,370
      Amortization of fixed maturity premium, net........             670             705              623
      Equity in net loss of unconsolidated affiliate.....             506            -                -
      (Gain) loss on sale of property and equipment......              45              27               16
      Gain on sales and calls of equity and fixed
        maturities.......................................           1,515          (1,706)            (172)
      (Increase) decrease in receivables.................         (28,300)        (23,574)         (14,032)
      (Increase) decrease in deferred income taxes.......          (8,494)         (2,072)           1,193
      Increase (decrease) in unpaid losses and loss
        adjustment expenses..............................          22,628          58,532           22,064
      Increase (decrease) in accrued policyholder
        dividends........................................             (98)            335           (3,981)
      Increase (decrease) in accounts payable and
        accrued expenses.................................         (10,761)         11,546            3,747
      Increase in unearned premiums......................             979           4,844            4,735
      Other, net.........................................           1,838            (226)            (861)
                                                              ------------     -----------      -----------
           Net cash provided by (used in) operating
              activities.................................        ($31,322)        $45,056          $19,861
                                                              ------------     -----------      -----------
Cash flows from investing activities:
   Proceeds from sale of available for sale fixed
      maturities.........................................          31,714          81,687             -
   Proceeds from maturities and calls of available
      for sale fixed maturities..........................           4,225           8,947           14,840
   Proceeds from sale of preferred stock.................            -              6,423             -
   Proceeds from sale of common stock....................            -              2,516              499
   Proceeds from sale of property and equipment..........              98              27                1
   Purchase of common stock..............................            -               -              (5,138)
   Purchase of preferred stock...........................            -             (4,231)          (2,013)
   Purchase of available for sale fixed maturities.......          (5,041)       (149,112)         (47,606)
   Purchase of property and equipment....................          (1,660)         (1,871)          (1,126)
   Purchase of other assets..............................            -               -              (1,189)
   Purchase of book of business..........................            (105)           -                -
   Purchase of insurance agency..........................          (3,049)           (388)            -
   Investment in unconsolidated affiliate................          (5,500)           -                -
                                                              ------------     -----------      -----------
           Net cash provided by (used in)
              investing activities.......................         $20,682        ($56,002)        ($41,732)
                                                              ------------     -----------      -----------



                                   (Continued)

                        PAULA FINANCIAL AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)


                                                                   Years Ended December 31,
                                                           --------------------------------------
                                                               1999          1998          1997
                                                           ----------    ----------     ---------
Cash flows from financing activities:
   Borrowings (repayments) under line of credit
      agreement, net.................................        $12,400        $2,600       ($7,490)
   Payments on notes payable.........................            (67)         (389)       (3,350)
   Issuance of notes payable.........................          1,632         -               238
   Dividends paid....................................           (931)         (989)        -
   Exercise of stock options.........................          -               202         -
   Sale of common stock..............................          -             -            41,278
   Repurchase of common stock........................         (1,840)       (3,213)        -
   Retirement of common stock........................          -             -               (60)
                                                           ----------    ----------     ---------
           Net cash provided by (used in) financing
              activities.............................        $11,194       ($1,789)      $30,616
                                                           ----------    ----------     ---------
           Net increase (decrease) in cash and
              invested cash..........................            554       (12,735)        8,745
Cash and invested cash at beginning of period........          6,717        19,452        10,707
                                                           ----------    ----------     ---------
Cash and invested cash at end of period..............         $7,271        $6,717       $19,452
                                                           ==========    ==========     =========




          See accompanying notes to consolidated financial statements.

                    PAULA FINANCIAL AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF OPERATIONS

         PAULA Financial and subsidiaries (collectively referred to as "the Company") is an integrated insurance organization specializing in the production, underwriting and servicing of workers' compensation and accident and health insurance for agribusiness clients in California, Arizona, Oregon, Idaho, Alaska, Texas, Florida, New Mexico and Nevada. For the year ended December 31, 1999, California accounted for 62% of premiums earned. The Company operates from many offices located throughout prime agricultural areas and places coverage with its insurance company subsidiaries and nonaffiliated insurance companies.

         The Company operates in a single segment: the production, underwriting and servicing of workers' compensation and accident and health insurance.

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

         Where necessary, prior years' information has been reclassified to conform to the 1999 presentation.

         In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and revenues and expenses for the period. Actual results could differ significantly from those estimates.

INVESTMENTS AND CASH

         At December 31, 1999 and 1998, the entire investment portfolio is classified as available-for-sale and is reflected at estimated fair value with unrealized gains and losses recorded as a separate component of stockholders' equity, net of related deferred income taxes. The premium and discount on fixed maturities and collateralized mortgage obligations are amortized using the interest method. Amortization and accretion of premiums and discounts on collateralized mortgage obligations are adjusted for principal paydowns and changes in expected maturities. Investments in which the decline in market value is deemed other than temporary are reduced to the estimated realizable value through a charge to income.

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

INVESTMENT IN UNCONSOLIDATED AFFILIATE

         In early 1999, the Company made an investment in the recently formed Montlake Insurance Holdings, LLC ("Montlake"), the parent company of Montlake Casualty Company, Ltd., a specialty workers' compensation insurance company. The Company made an initial investment of $5,500 for a 21% equity position and has the option to acquire additional equity. The Company is accounting for its investment in Montlake using the equity method and as such recognizes its share of the net earnings or loss of the unconsolidated affiliate in its consolidated statement of operations.

         As of December 31, 1999, Montlake, had total assets of $14,821 and net equity of $3,336. For the year ended December 31, 1999, Montlake had a net loss of $2,385. The Company recognized a loss of $506 for the year ended December 31, 1999. During 1999, Montlake reimbursed the Company for $325 in expenses incurred by the Company on Montlake's behalf.

                    PAULA FINANCIAL AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


EXCESS OF COST OVER NET ASSETS ACQUIRED

         Excess of cost over net assets acquired is amortized on a straight-line basis over seven years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the balance over its remaining life can be recovered through the undiscounted future operating cash flows of the acquired operation. Accumulated amortization totaled $1,956 and $1,286 at December 31, 1999 and 1998, respectively.

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

POLICYHOLDER DIVIDENDS

         The insurance subsidiaries underwrite workers' compensation, accident and health and life insurance policies. Participating workers' compensation policies represented approximately 18%, 28%, and 46% of net written premium for the years ended December 31, 1999, 1998 and 1997, respectively. Dividends are recorded as a liability based on estimates of ultimate amounts expected to be declared by the insurance subsidiaries' Boards of Directors, at their discretion.

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

EARNINGS PER SHARE ("EPS")

          The EPS calculations for the years ended December 31, 1999, 1998 and 1997 were based upon the weighted average number of shares of common stock outstanding. The EPS - assuming dilution calculations were based upon the weighted average number of shares of common stock outstanding adjusted for the effect of convertible securities, and options and warrants considered common stock equivalents. Stock options and warrants are considered to be common stock equivalents, except when their effect is antidilutive.

         The following table reconciles the weighted average shares of common stock outstanding used in the EPS calculation to that used in the EPS - assuming dilution calculation. There is no difference in the earnings used in the two calculations.

                                                               YEARS ENDED DECEMBER 31,
                                                               ------------------------
                                                           1999          1998         1997
                                                           ----          ----         ----

Shares used in EPS calculation..................         5,847,836     6,228,479    2,737,065
Convertible preferred stock.....................          -              -          1,526,512
Warrants........................................          -              -             48,804
Options.........................................          -              -            352,130
                                                       ---------------------------------------
Shares used in EPS - assuming dilution
     calculation................................         5,847,836     6,228,479    4,664,511
                                                       =======================================

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

FIXED MATURITIES

         The amortized cost and estimated fair value of investments in fixed maturities classified as available for sale at December 31, 1999 and 1998 are as follows:

                                                                                       DECEMBER 31, 1999
                                                                                       -----------------
                                                                                     GROSS          GROSS
                                                                   AMORTIZED      UNREALIZED     UNREALIZED     ESTIMATED
                                                                      COST           GAINS         LOSSES      FAIR VLAUE
                                                                      ----           -----         ------      ----------
U.S. Treasury securities and obligations of U.S.
   Government corporations and agencies...................           $8,799           $32             $10         $8,821
Obligations of states and political subdivisions..........           27,251            77           1,286         26,042
Corporate securities......................................           60,645           435           4,261         56,819
Collateralized mortgage obligations and other
   assets backed securities ..............................           41,599             -           2,578         39,021
                                                                 --------------------------------------------------------
      Total...............................................         $138,294          $544          $8,135       $130,703
                                                                 ========================================================

                                                                                       DECEMBER 31, 1999
                                                                                       -----------------
                                                                                     GROSS          GROSS
                                                                   AMORTIZED      UNREALIZED     UNREALIZED     ESTIMATED
                                                                      COST           GAINS         LOSSES      FAIR VLAUE
                                                                      ----           -----         ------      ----------
U.S. Treasury securities and obligations of U.S.
   Government corporations and agencies..................           $13,445           $321             $-        $13,766
Obligations of states and political subdivisions.........            24,082            337             73         24,346
Corporate securities.....................................            79,927          1,221          1,523         79,625
Collateralized mortgage obligations and other asset
    backed securities....................................            53,925            282          1,152         53,055
                                                                 --------------------------------------------------------
      Total..............................................          $171,379         $2,161         $2,748       $170,792
                                                                 ========================================================

                    PAULA FINANCIAL AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


         The amortized cost and estimated fair value of fixed maturities classified as available for sale at December 31, 1999 by the earlier of the pre-escrowed date or contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                   AMORTIZED        ESTIMATED
                                                                                      COST         FAIR VALUE
                                                                                      ----         ----------
Due in one year or less...................................................           $7,456          $7,451
Due after one year through five years.....................................           45,495          44,006
Due after five years through ten years....................................           41,089          37,790
Due after ten years.......................................................            2,655           2,435
Collateralized mortgage obligations and other asset
    backed securities.....................................................           41,599          39,021
                                                                                  --------------------------
                                                                                   $138,294        $130,703
                                                                                  ==========================

         Fixed maturities with a book value of $121,914 were on deposit with various regulatory authorities as of December 31, 1999 as required.

PREFERRED STOCK

         Unrealized investment gains (losses) on preferred stock at December 31, 1999 and 1998 are as follows:

                                                              DECEMBER 31,
                                                              ------------
                                                             1999      1998
                                                             ----      ----
Gross unrealized gains.................................      $-         $41
Gross unrealized losses................................      (171)      -
                                                           -----------------
                                                            ($171)      $41
                                                           =================

COMMON STOCK

         Unrealized investment gains (losses) on common stock at December 31, 1999 and 1998 are as follows:

                                                               DECEMBER 31,
                                                               ------------
                                                             1999       1998
                                                             ----       ----
Gross unrealized gains.................................      $-          $38
Gross unrealized losses................................      (895)       (71)
                                                           -------------------
                                                            ($895)      ($33)
                                                           ===================

                    PAULA FINANCIAL AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


NET INVESTMENT INCOME

         Net investment income is summarized as follows:

                                                        YEARS ENDED DECEMBER 31,
                                                        ------------------------
                                                       1999        1998       1997
                                                       ----        ----       ----
Interest........................................      $9,727      $9,396     $5,665
Dividends.......................................         330         500        121
                                                     ------------------------------
                                                      10,057       9,896      5,786
Less investment expenses........................       (360)       (356)      (204)
                                                     ------------------------------
                                                      $9,697      $9,540     $5,582
                                                     ==============================

         An affiliate of a significant holder of the Company's stock also acts as one of the Company's investment advisors. Fees paid for such investment services totaled $264, $244, and $160 in 1999, 1998 and 1997, respectively.

NET REALIZED INVESTMENT GAINS (LOSSES)

         Net realized investment gains (losses) are as follows:

                                                          YEARS ENDED DECEMBER 31,
                                                          ------------------------
                                                        1999        1998       1997
                                                        ----        ----       ----
Fixed maturities:
   Gross realized gains.........................         $223      $1,863       $-
   Gross realized losses........................       (1,738)       (379)      (1)

Common stock:
   Gross realized gains.........................           -          222       173
   Gross realized losses........................           -           -          -
                                                     -------------------------------
                                                      ($1,515)     $1,706      $172
                                                     ===============================

         Included in the gross realized loss is $1,600 related to the realization of an other than temporary decline in the value of a non-performing investment.

                    PAULA FINANCIAL AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


(3)  UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

         Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

                                                         YEARS ENDED DECEMBER 31,
                                                         ------------------------
                                                      1999         1998         1997
                                                      ----         ----         ----
Balance at beginning of period...............       $136,316      $77,784      $55,720
   Less reinsurance recoverable on unpaid
      losses and loss adjustment expenses....         25,137        6,394        6,427
                                                   -----------------------------------
Net balance at beginning of period...........       $111,179      $71,390      $49,293
                                                   -----------------------------------
Incurred related to:
   Current period............................         65,337      108,454       66,840
   Prior periods.............................         16,897        6,029        1,267
                                                   -----------------------------------
      Total incurred.........................        $82,234     $114,483      $68,107
                                                   -----------------------------------
Reinsurance settlement (see note 7)..........         41,989         -            -
Paid related to:
   Current period............................         34,625       34,674       20,809
   Prior periods.............................         53,352       40,020       25,201
                                                   -----------------------------------
      Total paid.............................        $87,977      $74,694      $46,010
                                                   -----------------------------------
Net balance at end of period.................        147,425      111,179       71,390
   Plus reinsurance recoverable on unpaid
      losses and loss adjustment expenses.....        11,519       25,137        6,394
                                                   -----------------------------------
Balance at end of period.....................       $158,944     $136,316      $77,784
                                                   ===================================

         The unfavorable incurred development for prior periods in 1999 in the liability for unpaid losses and loss adjustment expenses is principally due to reserve development on the 1997 and 1998 accident years for the California book of business. This adverse development is generally attributable to longer claim durations, principally on claims that are litigated.

         The unfavorable incurred development for prior periods in 1998 in the liability for unpaid losses and loss adjustment expenses is due to reserve development on the 1997 accident year for the California book of business in excess of what was anticipated given past reserving trends.

                    PAULA FINANCIAL AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


(4)  NOTES PAYABLE

         A summary of notes payable at December 31, 1999 and 1998 is as follows:

                                                                                                   DECEMBER 31
                                                                                                   -----------
                                                                                                 1999       1998
                                                                                                 ----       ----
      Note payable (interest at 0.0% at December 31, 1998, due 1999), unsecured.............        $-       $67
      Note payable (interest at 7.5% at December 31, 1999, due 2001), unsecured.............     1,632         -
                                                                                               ------------------
                                                                                                $1,632       $67
                                                                                               ==================

         Aggregate annual commitments under notes payable are as follows at December 31, 1999:

           2001 .................................................. $1,632

         Total interest paid by the Company on all notes during the years ended December 31, 1999, 1998 and 1997 was $758, $61 and $1,014, respectively.

(5)  NOTE PAYABLE TO BANK

         On March 31, 1997, the Company entered into a $15,000 unsecured line of credit with a commercial bank. At year end 1999, $15,000 was outstanding under this facility. On December 31, 1999, the Company elected to convert all of the borrowings into a term loan payable in quarterly installments and maturing on December 31, 2001. The interest rate on the term loan is 8.5%.

         Aggregate annual commitments under notes payable to bank are as follows at December 31, 1999:

           2000 .................................................. $ 3,750
           2001 .................................................. $11,250

         The line of credit imposes certain financial covenants. As of December 31, 1999, the Company was out of compliance with certain of these covenants. As of December 31, 1999, the Company was out of compliance with certain of its debt covenants. As a result, the bank has the right to call the note and demand its immediate payment under the terms of the Credit Agreement. If these covenants are not amended, it is probable that the Company will remain out of compliance with these covenants on measurement dates prior to December 31, 2000. However, the bank has informed the Company that it does not intend to call the note. The Company is in negotiations with the bank to obtain waivers as of December 31, 1999 and to amend the Credit Agreement to modify selected covenants.

                    PAULA FINANCIAL AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


 (6)  INCOME TAXES

         The Company and its subsidiaries file a consolidated Federal income tax return. Income tax expense (benefit) for the years ended December 31, 1999, 1998 and 1997 is shown as follows:

            YEARS ENDED DECEMBER 31,                FEDERAL       STATE       TOTAL
            ------------------------                -------       -----       -----
   1999:
      Current...............................           $992        $22        $1,014
      Deferred..............................        (8,497)          -       (8,497)
                                                  ----------------------------------
                                                   ($7,505)        $22      ($7,483)
                                                  ==================================
   1998:
      Current...............................       ($1,771)        $16      ($1,755)
      Deferred..............................        (2,072)          -       (2,072)
                                                  ----------------------------------
                                                   ($3,843)        $16      ($3,827)
                                                  ==================================
   1997:
      Current...............................           $503        $80          $583
      Deferred..............................          1,193          -         1,193
                                                  ----------------------------------
                                                     $1,696        $80        $1,776
                                                  ==================================

         The total tax expense (benefit) is different from the applicable Federal income tax rate of 34% for the reasons reflected in the following reconciliation:

                                                                YEARS ENDED DECEMBER 31,
                                                                ------------------------
                                                               1999        1998        1997
                                                               ----        ----        ----

   Expected tax expense (benefit)......................     ($7,215)    ($2,959)     $2,358
   Tax-exempt investment income........................        (311)       (924)      (715)
   Nondeductible expenses..............................          116          61         80
   State income taxes, net of Federal benefit..........           14         (5)         53
   Other, net..........................................         (87)           -          -
                                                           ---------------------------------
                                                            ($7,483)    ($3,827)     $1,776
                                                           =================================

                    PAULA FINANCIAL AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


         Temporary differences which give rise to a significant portion of deferred tax assets and liabilities are as follows:

                                                                                         DECEMBER 31
                                                                                         -----------
                                                                                      1999         1998
                                                                                      ----         ----
Deferred tax assets:
   Loss reserve discounting................................................          $6,021       $4,461
   Unearned premiums.......................................................           1,442        1,376
   Net operating loss carry forward........................................           8,226        2,564
   Tax on net unrealized loss on securities carried at market value........           2,944          197
   Other...................................................................           1,613        1,644
                                                                                  -----------------------
        Gross deferred tax assets..........................................         $20,246      $10,242
                                                                                  -----------------------
Deferred tax liabilities:
   Unbilled premiums.......................................................         (2,185)      (3,076)
   Other...................................................................           (514)        (860)
                                                                                  -----------------------
        Gross deferred tax liabilities.....................................        ($2,699)     ($3,936)
                                                                                  -----------------------
        Net deferred tax asset.............................................         $17,547       $6,306
                                                                                  =======================


         The recoverability of the net deferred tax asset is demonstrated by taxes paid in prior years and available tax planning strategies. Management believes that it is more likely than not that the results of future operations and various tax planning strategies will generate sufficient taxable income in the periods necessary to realize the net deferred tax asset.

         The Company received Federal income tax refunds of $955 and made Federal income tax payments of $326 during the year ended December 31, 1999. The Company received Federal income tax refunds of $1,552 and made Federal income tax payments of $65 during the year ended December 31, 1998 and paid $2,300 of Federal income taxes during the years ended December 31, 1997.

         At December 31, 1999, the Company had a tax net operating loss carry forward of $8,226 that begins to expire in 2018.

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

                    PAULA FINANCIAL AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


         A large portion of the reinsurance is effected under reinsurance contracts known as treaties. PAULA Insurance Company ("PICO") maintains excess of loss and catastrophic reinsurance arrangements to protect it against losses above its retention on workers' compensation policies. Additionally, PICO has also chosen from time to time to quota-share a portion of its retained claims exposure. In a quota share reinsurance contract, the company and the reinsurer share premiums, losses and loss adjustment expenses on a proportional basis based on each parties interest in the quota-shared risk.

         The maximum retention for each loss occurrence on workers' compensation policies has been $250 since July 1996. In July 1998, PICO modified its prior existing excess of loss reinsurance treaty on the $250 excess $250 layer to retain the first $2,000 in annual aggregate losses, with a corresponding reduction in the reinsurance rate.

         In the fourth quarter of 1998 PICO entered into a two year excess of loss reinsurance arrangement with a retention of $50. Concurrent with this agreement, PICO entered into an excess of loss agreement which covers a portion of the losses in the $40 excess of $10 layer and a quota-share agreement which covers a portion of losses below $10. These treaties were settled and commuted effective September 30, 1999. On January 27, 2000, the Company received a $41,989 cash settlement. The settlement amount included the return of net premiums ceded during the twelve months the treaty was in effect plus a substantial break-up fee. The Company recorded a $773 loss as a result of this transaction. The settlement was accounted for as a commutation.

         The following amounts have been deducted in the accompanying consolidated financial statements as a result of reinsurance ceded:

                                                                       YEARS ENDED DECEMBER 31,
                                                                       ------------------------
                                                                      1999       1998       1997
                                                                      ----       ----       ----

Premiums earned...............................................      $35,874     $18,834    $3,226
Losses and loss expenses incurred.............................      $40,533     $22,554      $573
Operating expenses............................................       $6,889      $3,024        $-


         Substantially all reinsurance balances are with General Reinsurance Corporation.

         In July 1998, the Company entered into an assumption agreement with the New Mexico Retail Association Self-Insured Group ("the SIG"). The agreement provides for the complete assumption by PICO of the SIG reserves outstanding as of July 1, 1998 as well as a 100% quota-share participation on policies in-force as of that date. The prospective piece of the treaty has been accounted for as reinsurance in the accompanying consolidated financial statements. Premiums assumed under the prospective piece of this agreement were $326 and $1,647 while loss incurred were $13 and $1,031 for the years ended December 31, 1999 and 1998, respectively. The portion of the contract related to the loss portfolio transfer does not meet risk transfer requirements and has therefore been accounted for using the deposit method of accounting. At December 31, 1999 and 1998, the related liability of $1,205 and $1,962, respectively are included in accounts payable and accrued expenses in the accompanying consolidated financial statements.

                    PAULA FINANCIAL AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


(8)  STOCKHOLDERS' EQUITY

         In September 1998, the Board of Directors adopted a Stockholder Rights Plan ("Rights Plan"). The Rights Plan provided for the distribution of one Right for each share of common stock outstanding on October 1, 1998. The Rights Plan provides that if any person acquires 10% or more of the Company's common stock, each Right (other than the Rights held by the 10% stockholder) will become exercisable to purchase PAULA common stock with a value equal to two times the Right's exercise price. In addition, if on or after such event the Company is merged out of existence or 50% or more of its assets or earning power are sold, each Right (other than Rights held by the 10% stockholder) will become exercisable to purchase common shares of the acquiring corporation with a value equal to two times the Right's exercise price. The Rights expire in ten years unless previously triggered and are subject to redemption by the Board of Directors prior to being triggered.

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

         PAULA Financial is dependent on the transfer of funds from its subsidiaries. Dividends and advances from PICO and PAULA Assurance Company ("PACO") are restricted by law and minimum capitalization requirements and, above certain thresholds, are subject to approval by insurance regulatory authorities. Net assets of the insurance subsidiaries in the amount of $47,082 and $62,378 at December 31, 1999 and 1998, respectively, are restricted as to their availability for advances or dividends to PAULA Financial due to insurance regulatory requirements.

(9)  EMPLOYEE BENEFIT PLANS

         The Company maintains a 401(k) plan covering substantially all employees. Employees may contribute up to 17% of their compensation. The Company makes a matching contribution of 50% of the employee contribution, limited to 6% of compensation. Total employer costs under the plan were $293, $252 and $224 for the years ended December 31, 1999, 1998 and 1997, respectively.

         Historically, the Company also maintained a defined contribution employee stock ownership plan ("ESOP") covering all full-time employees, excluding hourly employees. Effective September 30, 1999, the ESOP merged with the 401(k) plan. At the time of the merger, the ESOP had 802,396 shares of Company common stock. The Company expensed cash contributions related to the ESOP of $125 in 1997. No contributions were made in 1999 or 1998.

                    PAULA FINANCIAL AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


         Employees of the Company receive an annual year-end bonus based upon the results of the Company. Amounts expensed under bonus programs were $432, $641 and $1,068 for the years ended December 31, 1999, 1998 and 1997, respectively.

         In 1998, the Company implemented a key employee/consultant loan program which provides funds exclusively for the borrowers' purchase of Company stock. The Company has authorized loans of up to $1,000. The loans are full recourse, bear interest at the rate of 8.5% per annum, payable quarterly, have a three year maturity and are secured by the stock purchased. The loan program was reviewed and approved by the Compensation Committee of the Board of Directors. As of December 31, 1999, the Company had extended loans in the amount of $570. Such amounts are included in other receivables in the accompanying consolidated financial statements.

         In 1994, the Company adopted a stock incentive plan, reserving 550,000 shares of common stock, which provides for granting of stock options and restricted stock bonuses to officers and directors and key employees of the Company. Options and restricted stock are granted at the discretion of the Executive Compensation Committee of the Board of Directors. Prior to the initial public offering, options were granted at fair value as determined by the Executive Compensation Committee of the Board of Directors. At December 31, 1999, 27,025 shares of common stock were available for issuance under the 1994 plan.

         In 1997, the Company adopted its 1997 Stock Incentive Plan, reserving 200,000 shares of common stock. Stock awards totaling 252 shares and 1,000 shares were granted in 1999 and 1998, respectively. At December 31, 1999, 113,498 shares of common stock were available for issuance under the 1997 plan. Stock options vest either immediately or over periods not to exceed five years and carry an exercise price equal to or in excess of the fair market value of the common stock on the date of grant. The stock options are generally exercisable for a ten-year term.

         Changes in the status of options granted under the 1994 plan are summarized as follows:

                                                                   1999
                                                                   ----
                                                                                   WEIGHTED
                                                              EXERCISE             AVERAGE
                                            SHARES             PRICE           EXERCISE PRICE
                                            ------             -----           --------------
Beginning of year....................       419,500         $7.88-23.13                 $9.48
      Granted........................         -                  -                        -
      Canceled.......................      (23,625)               $9.50                 $9.50
      Exercised or redeemed..........         -                  -                        -
                                          ----------------------------------------------------
End of year..........................       395,875         $7.88-23.13                 $9.48
                                          ====================================================
Exercisable..........................       385,075         $7.88-23.13                 $9.20
                                          ====================================================

                    PAULA FINANCIAL AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                   1998
                                                                   ----
                                                                                  WEIGHTED
                                                             EXERCISE              AVERAGE
                                            SHARES             PRICE           EXERCISE PRICE
                                            ------             -----           --------------
Beginning of year....................       402,850         $7.88-12.50                 $8.78
      Granted........................        27,000        $13.50-23.13                $19.56
      Canceled.......................         (200)               $9.50                 $9.50
      Exercised or redeemed..........      (10,150)          $7.88-9.50                 $8.44
                                          ----------------------------------------------------
End of year..........................       419,500         $7.88-23.13                 $9.48
                                          ====================================================
Exercisable..........................       365,525         $7.88-23.13                 $9.02
                                          ====================================================

                                                                   1997
                                                                   ----
                                                                                  WEIGHTED
                                                             EXERCISE              AVERAGE
                                            SHARES             PRICE           EXERCISE PRICE
                                            ------             -----           --------------
Beginning of year....................       404,650       $7.88 - 12.50                 $8.78
      Granted........................          -                -                       -
      Canceled.......................       (1,800)        $9.03 - 9.50                 $9.45
      Exercised or redeemed..........          -                -                       -
                                          ----------------------------------------------------
End of year..........................       402,850       $7.88 - 12.50                 $8.78
                                          ====================================================
Exercisable..........................       328,700       $7.88 - 12.50                 $8.58
                                          ====================================================

Changes in the status of options granted under the 1997 plan are summarized as follows:

                                                                   1999
                                                                   ----
                                                                                  WEIGHTED
                                                             EXERCISE              AVERAGE
                                            SHARES             PRICE           EXERCISE PRICE
                                            ------             -----           --------------
Beginning of year....................          -                  -                     -
      Granted........................       110,000               $9.00                 $9.00
      Canceled.......................      (24,750)               $9.00                 $9.00
      Exercised or redeemed..........          -                  -                     -
                                          ----------------------------------------------------
End of year..........................        85,250               $9.00                 $9.00
                                          ====================================================
Exercisable..........................        27,500               $9.00                 $9.00
                                          ====================================================

                    PAULA FINANCIAL AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


         Pursuant to the plan, the Company granted 28,700 shares at $9.03 per share and 22,500 shares at $7.88 per share of restricted common stock in 1995 and 1996, respectively. The per share price for these awards was based on an annual independent appraisal. The restrictions lapse pursuant to various vesting schedules. Holders of restricted stock are entitled to vote such shares and receive dividends, which are not subject to restrictions. As of December 31, 1999, the restrictions on an aggregate of 33,225 shares of restricted stock have lapsed; 1,700, 450 and 1,150 shares in 1999, 1998, and 1997, respectively, were forfeited based upon voluntary termination. No restricted stock was granted in the years ended December 31, 1999, 1998 and 1997.

         In addition, in 1996, the Company issued options to purchase an aggregate of 316,000 shares of common stock to officers and directors of the Company outside the Plan. The options carry an exercise price of $9.50 per share. Also, outstanding is an option to purchase an aggregate of 60,000 shares of common stock to an officer of the Company outside of the plan granted at $8.50 per share in 1994. The options were granted at fair value as determined by the Executive Compensation Committee of the Board of Directors. Such options have the same terms as options granted under the plans. Options to purchase 84,000 shares of common stock were immediately exercisable with the remaining options vesting over a period of three years. In 1999 options to purchase 10,500 shares at $9.50 per share were forfeited. In 1998 options to purchase 8,000 shares at $9.50 per share were exercised. Options to purchase 357,500 shares of common stock issued outside the plans remain outstanding as of December 31, 1999.

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

                                         YEARS ENDED DECEMBER 31,
                                         ------------------------
                                        1999        1998      1997
                                        ----        ----      ----
Net income (loss):
   As reported                       ($13,739)    ($4,877)   $5,159
   Pro forma                         ($14,138)    ($5,366)    4,730
Earnings (loss) per share:
   As reported                         ($2.35)     ($0.78)    $1.88
   Pro forma                           ($2.42)     ($0.86)     1.73
Earnings (loss) per share
   - assuming dilution:
   As reported                         ($2.35)     ($0.78)    $1.11
   Pro forma                           ($2.42)     ($0.86)     1.01

                    PAULA FINANCIAL AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


         The fair value for options granted in 1999 and 1998 was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk free interest rate of 6.0% in 1999 and 5.3% in 1998, average option exercise period of seven years, and a volatility factor of 50%. The fair value for options granted prior to 1998 was estimated at the date of grant using the minimum value method. The risk free interest rate used for options granted during 1995 and 1996 was 6.4%. An average option exercise period of seven years was used. Pro forma net income (loss) does not reflect options granted prior to 1995. During the initial phase-in period of SFAS 123, the full impact of calculating compensation cost for stock options is not reflected in the pro forma net income (loss) amounts presented above because compensation cost is reflected over the options' vesting periods and compensation cost for options granted prior to January 1, 1995 is not considered.

(10)  STATUTORY ACCOUNTING PRACTICES

         The insurance subsidiaries are required to file statutory financial statements with state insurance regulatory authorities. Accounting practices used to prepare these statutory financial statements differ from generally accepted accounting principles ("GAAP"). Such differences include the following: (1) reserves for losses and loss adjustment expenses must meet certain minimum requirements, (2) reserves for policyholder dividends are recorded as a restriction on surplus until declared, (3) Federal income taxes are recorded when payable, (4) fixed maturities are carried at admitted values, (5) certain assets are non-admitted and (6) acquisition expenses are expensed when incurred. Amounts reported to regulatory authorities as compared to amounts included in the accompanying consolidated financial statements on a GAAP basis for the years ended December 31, 1999, 1998 and 1997 follow:

                                                        AS INCLUDED
                                                          IN THE
                                                        ACCOMPANYING
                                                        CONSOLIDATED         AS REPORTED
                                                         FINANCIAL          TO REGULATORY
                                                        STATEMENTS           AUTHORITIES
                                                        ----------           -----------
Years ended December 31, 1999:
   Net loss...................................           ($12,197)            ($19,153)
                                                        ----------           ----------
   Stockholders' equity.......................             $50,445              $34,130
                                                        ----------           ----------
1998:
   Net loss...................................            ($5,519)             ($6,955)
                                                        ==========           ==========
   Stockholders' equity.......................             $67,793              $54,504
                                                        ==========           ==========
1997:
   Net earnings...............................              $6,017               $6,439
                                                        ==========           ==========
   Stockholders' equity.......................             $61,974              $50,230
                                                        ==========           ==========

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

         Insurance regulatory authorities impose various restrictions on the payment of dividends and advances by insurance companies. As of December 31, 1999, the maximum dividend and advance payments that may be made during 2000 by the insurance subsidiaries to PAULA Financial without prior approval of the regulatory authorities are limited to the greater of net income for the preceding year or 10% of policyholder surplus as of the preceding December 31 and approximate $1,900.

(11)  COMMITMENTS AND CONTINGENCIES

         The Company leases buildings for its home office and certain other premises under long-term operating leases that expire in various years to 2005. Certain of these leases contain renewal provisions. In 1997 certain of these leases are with related parties. Rent expense was $1,950, $1,719 and $1,613 for the years ended December 31, 1999, 1998 and 1997, respectively. Included in rent expense is rent paid to related parties of the Company totaling $52 for the year ended December 31, 1997.

         Approximate aggregate minimum rental commitments under operating leases at December 31, 1999 are as follows:

          2000...................................  $1,623
          2001...................................   1,430
          2002...................................   1,175
          2003...................................     386
          2004...................................      90
          Thereafter.............................      29

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

                    PAULA FINANCIAL AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


         The NAIC has adopted a risk-based capital formula for both property and casualty and life insurance companies. These formulas calculate a minimum level of capital and surplus which should be maintained by each insurer. At December 31, 1999, both PICO and PACO's adjusted capital and surplus exceeded their respective risk-based capital requirements.

         During the fourth quarter of 1997, the American Institute of Certified Public Accountants issued Statement of Position No. 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" ("SOP 97-3"). SOP 97-3 addresses the recognition and measurement of assets and liabilities related to guaranty funds and other assessments. SOP 97-3 was effective for fiscal years beginning after December 15, 1998. The Company adopted SOP 97-3 effective January 1, 1999. The impact of adoption was not material.

(12)  ACQUISITIONS

         In April 1999, the Company agreed to purchase the insurance agency assets of the Sacramento and Stockton, California offices of CAPAX Management & Insurance Services ("CAPAX") for $3,100. The Company funded the transaction with $1,470 in cash plus $1,156 in CAPAX securities held by the Company. The balance of $474 is due May 1, 2001 and is subject to a downward earnout adjustment. The acquisition was accounted for as an asset purchase.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information called for by this item is incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year covered by this Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.

         The information called for by this item is incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year covered by this Report on Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information called for by this item is incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year covered by this Report on Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information called for by this item is incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year covered by this Report on Form 10-K.




                                    III-1

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES  AND REPORTS ON FORM 8-K.

          Financial Statements, Financial Statement Schedules and Exhibits:

          1. Financial Statements: See the Consolidated Financial Statements included herein under Part I, Item 8.

          2. Financial Statement Schedules: The following Consolidated Financial Statement schedules are attached hereto at the end of this Report on Form 10-K:

 SCHEDULE NO.          DESCRIPTION
      I         Summary of Investments
      II        Condensed Financial Information of Registrant
     III        Supplementary Insurance Information
      IV        Reinsurance
      V         Valuation and Qualifying Accounts and Reserves
      VI        Supplemental Property and Casualty Insurance Information

         3.       Exhibits:


EXHIBIT NO.             DESCRIPTION
    2.1       Asset Purchase Agreement dated December 8, 1994 by and between
              Registrant, Oregon Ag Insurance Services, Inc., Agri-Comp. Inc.,
              Oregon-Comp. Inc. and Oregon Risk Management, Inc.*

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

    2.4       Asset Purchase Agreement dated August 23, 1996 by and among PAU,
              Guinn Sinclair Insurance Services, Margaret Funnell and Yolanda
              Ibarrez.*

    2.5 Series A Preferred Stock Purchase Agreement dated March 11, 1997 by and between PICO and CAPAX Management & Insurance Services
              (CAPAX).*

    2.6       Letter Agreement, dated March 12, 1999 by and among Registrant,
              PAU and CAPAX.###

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

    10.20     Limited Liability Company Operating Agreement of Altus
              Insurance Holdings, LLC dated as of March 12, 1999 among the several members and Registrant.###

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

    10.28     Agency Agreement dated March 1, 1992 and last amended April
              1, 1997 between PAUIAB and PICO.*

    10.29     Agency Agreement dated December 8, 1994 and last amended
              April 1, 1997 among Agri-Comp Insurance Agency, Inc. and
              PICO.*

    10.30     Purchase Option dated March 11, 1997 between Registrant and
              CAPAX.*

    10.31     Plan of Reorganization and Agreement of Merger dated
              September 22, 1997 between PAULA Financial (Delaware) and
              PAULA Financial (California).**

    10.32     PAULA Insurance Company Workers Compensation Quota Share
              Reinsurance Agreement 1998 Placement Slip effective October
              1, 1998 between PICO and Reliance Insurance Company.###

    10.33     PAULA Insurance Company Workers Compensation First and
              Second Excess of Loss Reinsurance Agreement 1998 Placement
              Slip effective October 1, 1998 between PICO and Reliance
              Insurance Company.###

    10.34 Change of Control Agreement dated as of November 1, 1998 between the Registrant and Mr. Jeffrey A. Snider.###

    10.35     Asset Purchase Agreement among PAULA Financial, Pan American
              Underwriters, Inc. and CAPAX Management & Insurance Services and its subsidiaries dated April 30, 1999.#

    10.36     PAULA Insurance Company Workers' Compensation Quota Share
              Reinsurance Agreement Placement Slip effective July 1, 1999 between PICO and Montlake Casualty Company Ltd.##

    10.37     PAULA Insurance Company Workers' Compensation Quota Share
              Reinsurance Rescission Agreement between PICO and Montlake
              Casualty Company Ltd.

    11        Statement re computation of per share earnings.

    21        List of subsidiaries of PAULA Financial.*

    23        Consent of KPMG LLP.

    27        Financial Data Schedule - Year Ended December 31, 1999.

-----
* Incorporated by reference from the exhibit of the same number filed as an exhibit to the Company's Registration Statement on Form S-1 (Reg. No. 333-33159) filed on August 8, 1997 under the 1933 Act (the "Registration Statement").

** Incorporated by reference from the exhibit of the same number filed as an exhibit to Amendment No. 1 to the Registration Statement.

*** Incorporated by reference from the exhibit of the same number filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 1998.

# Incorporated by reference from the exhibit of the same number filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ending March 31, 1999.

## Incorporated by reference from the exhibit of the same number filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 1999.

### Incorporated by reference from the exhibit of the same number filed as an exhibit to the Company's Annual Report on Form 10-K for the period ending December 31, 1998.

(b) REPORTS ON FORM 8-K.

The Company filed no reports on Form 8-K during the fourth quarter of 1999.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      PAULA FINANCIAL

                                       By:             /s/James A. Nicholson
                                          -------------------------------------
                                                    SENIOR VICE PRESIDENT, CFO
                                                          MARCH 30, 2000

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



        SIGNATURE                            TITLE                                        DATE
        ---------                            -----                                        ----

  /s/ Jeffrey A. Snider         Chairman of the Board, President and Chief             March 30, 2000
  -------------------------     Executive Officer (Principal Executive Officer)
      Jeffrey A. Snider


  /s/ James A. Nicholson        Senior Vice President and Chief Financial Officer      March 30, 2000
  -------------------------     (Principal Financial and Principal Accounting
      James A. Nicholson        Officer)



  /s/ John B. Clinton           Director                                               March 30, 2000
  -------------------------
      John B. Clinton


  /s/ Jerry M. Miller           Director                                               March 30, 2000
  -------------------------
      Jerry M. Miller


  /s/ Robert Puccinelli         Director                                               March 30, 2000
  -------------------------
      Robert Puccinelli


  /s/ R. Steven Clark           Director                                               March 30, 2000
  -------------------------
      R. Steven Clark


  /s/ Gerard Vecchio            Director                                               March 30, 2000
  -------------------------
      Gerard Vecchio


  /s/ Ronald W. Waisner         Director                                               March 30, 2000
  -------------------------
      Ronald W. Waisner

                     INDEPENDENT AUDITORS' REPORT



The Board of Directors
PAULA Financial:

         Under date of March 7, 2000, except as to note 5 which is as of March 29, 2000, we reported on the consolidated balance sheets of PAULA Financial and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999 which are included in the Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules in the Annual Report on Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

         In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                                     /s/ KPMG LLP

Los Angeles, California
March 7, 2000

                                                                     SCHEDULE I

                       PAULA FINANCIAL AND SUBSIDIARIES

                            SUMMARY OF INVESTMENTS
                                (IN THOUSANDS)

                                                                                AS OF DECEMBER 31, 1999
                                                                                -----------------------
COLUMN A                                                         COLUMN B       COLUMN C        COLUMN D
                                                                                           AMOUNT AT WHICH SHOWN
TYPE OF INVESTMENTS                                                COST          VALUE     IN THE BALANCE SHEET
-------------------                                                ----          -----     --------------------
Fixed maturities:
  Bonds:
      U.S. Treasury securities and obligations of U.S.
        Government corporations and agencies.............         $8,799         $8,821             $8,821
      States, municipalities and political subdivisions..         27,251         26,042             26,042
      Corporate securities...............................         60,645         56,819             56,819
      Collateralized mortgage obligations and other
        asset backed securities..........................         41,599         39,021             39,021
                                                              ----------      ---------          ---------
           Total fixed maturities........................        138,294        130,703            130,703

  Equity securities:
      Common stock.......................................          3,252          2,357              2,357
      Nonredeemable preferred stock......................            999            828                828
                                                              ----------      ---------          ---------
           Total equity securities.......................          4,251          3,185              3,185

  Short-term investments.................................            948            948                948
                                                              ----------      ---------          ---------
           Total investments.............................       $143,493       $134,836           $134,836
                                                              ==========      =========          =========

                                                                  SCHEDULE II.1

                         PAULA FINANCIAL AND SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 PAULA FINANCIAL

                                  BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                                    DECEMBER 31,
                                                                                                    ------------
                                                                                                  1999         1998
                                                                                             -----------   ----------
ASSETS
Fixed maturities, available for sale, at market (amortized cost $300 in 1999)...........            $300           $-
Common stock, at market (cost $1,018 in 1998)...........................................               -        1,057
Cash and invested cash..................................................................           2,356        1,624
Property and equipment, net.............................................................               1            3
Investment in subsidiaries..............................................................          54,859       71,731
Investment in unconsolidated affiliate..................................................           4,822            -
Deferred income taxes...................................................................           1,730        1,627
Other assets............................................................................           3,479        1,072
                                                                                             -----------   ----------
                                                                                                 $67,547      $77,114
                                                                                             ===========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Notes payable...........................................................................         $15,000       $2,667
Accounts payable and other liabilities..................................................             354          411
                                                                                             -----------   ----------
                                                                                                  15,354        3,078
Stockholders' equity:
Preferred stock, $0.01 par value; Authorized 4,058,823 shares:
    none issued and outstanding.........................................................              $-           $-
Common stock, $0.01 par value; Authorized 15,000,000 shares:
    issued, 6,338,767 shares in 1999 and 6,338,815 shares in 1998.......................              63           63
Additional paid-in capital..............................................................          67,386       67,386
Retained earnings (accumulated deficit).................................................         (4,488)       10,182
Accumulated other comprehensive income (loss):
   Net unrealized loss on investments...................................................         (5,715)        (382)
                                                                                             -----------   ----------
                                                                                                  57,246       77,249
Treasury stock (631,300 shares in 1999 and 409,800 shares in 1998)......................         (5,053)      (3,213)
                                                                                             -----------   ----------
      Net stockholders' equity..........................................................          52,193       74,036
                                                                                             -----------   ----------
                                                                                                 $67,547      $77,114
                                                                                             ===========   ==========


                   See notes to condensed financial information

                                                                  SCHEDULE II.2

                         PAULA FINANCIAL AND SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 PAULA FINANCIAL

                            STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                     YEARS ENDED DECEMBER 31,
                                                                         1999            1998            1997
                                                                         ----            ----            ----

Income:
   Net investment income......................................         ($1,247)            $858            $169
   Service fees...............................................            1,244           1,403             977
   Other......................................................                2              20             293
                                                                     ----------      ----------      ----------
                                                                            (1)           2,281           1,439
Expenses:
   Interest expense...........................................              592              35             747
   Service fees...............................................              551             668             910
   Operating..................................................            1,374           1,716             721
                                                                     ----------      ----------      ----------
                                                                          2,517           2,419           2,378
Equity in net loss of unconsolidated affiliate................            (506)              -                -
Loss from operations before income tax benefit and
   equity in net income of subsidiaries.......................          (3,024)           (138)           (939)
   Income tax benefit.........................................          (1,005)             (6)           (309)
                                                                     ----------      ----------      ----------
Loss from operations before equity in net income of
    subsidiaries..............................................          (2,019)           (132)           (630)
Equity in net income of subsidiaries..........................         (11,720)         (4,745)           5,789
                                                                     ----------      ----------      ----------
        Net income (loss).....................................        ($13,739)        ($4,877)          $5,159
                                                                     ==========      ==========      ==========

Earnings (loss) per share.....................................          ($2.35)         ($0.78)           $1.88
Weighted average shares outstanding...........................        5,847,836       6,228,479       2,737,065


Earnings (loss) per share - assuming dilution.................          ($2.35)         ($0.78)           $1.11
Weighted average shares outstanding - assuming dilution.......        5,847,836       6,228,479       4,664,511



                   See notes to condensed financial information

                                                                  SCHEDULE II.3

                        PAULA FINANCIAL AND SUBSIDIARIES
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                PAULA FINANCIAL

                           STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                    YEARS ENDED DECEMBER 31,
                                                                                    ------------------------
                                                                               1999           1998           1997
                                                                               ----           ----           ----
Cash flows from operating activities:
Net income (loss)................................................            ($13,739)       ($4,877)          $5,159
Adjustments to reconcile net income (loss) to net cash used
   in operating activities:
   Depreciation and amortization.................................                  174             12              31
   (Income) loss from subsidiaries...............................               11,720          4,745         (5,789)
   Equity in net loss of unconsolidated affiliate................                  506              -               -
   Realized loss on investments..................................                1,313            212               -
   Loss on sale of fixed assets..................................                    -              -               6
   (Increase) decrease in other assets...........................              (2,407)            813         (1,703)
   Decrease in accounts payable and other liabilities............                 (57)          (224)           (351)
   Other, net....................................................                (284)          (937)           (111)
                                                                          ------------   ------------    ------------
      Net cash used in operating activities......................             ($2,774)         ($256)        ($2,758)
                                                                          ------------   ------------    ------------

Cash flows from investing activities:
   Purchase of common stock......................................                    -              -         (5,138)
   Purchase of fixed maturities..................................                (556)              -               -
   Proceeds from sale of common stock............................                    -          3,908               -
   Proceeds from sale of property and equipment..................                    -             28              13
   Investment in unconsolidated affiliate........................              (5,500)              -               -
   Capital contribution to subsidiary............................                    -       (13,964)        (10,000)
                                                                          ------------   ------------    ------------
      Net cash used in investing activities......................             ($6,056)      ($10,028)       ($15,125)
                                                                          ------------   ------------    ------------

Cash flows from financing activities:
   Borrowings (repayments) under line of credit agreement, net...               12,400          2,600         (7,490)
   Payments on notes payable.....................................                 (67)          (339)         (2,975)
   Issuance of notes payable.....................................                    -              -             238
   Dividends paid................................................                (931)          (989)               -
   Exercise of stock options.....................................                    -            202               -
   Sale of common stock..........................................                    -              -          41,278
   Repurchase of common stock....................................              (1,840)        (3,213)               -
   Retirement of common stock....................................                    -              -            (60)
                                                                          ------------   ------------    ------------
      Net cash provided (used in) financing activities...........               $9,562       ($1,739)         $30,991
                                                                          ------------   ------------    ------------

Net increase (decrease) in cash and invested cash................                  732       (12,023)          13,108
Cash and invested cash at beginning of period....................                1,624         13,647             539
                                                                          ------------   ------------    ------------
Cash and invested cash at end of period..........................               $2,356         $1,624         $13,647
                                                                          ============   ============    ============
Supplemental disclosure of cash flow information:
   Cash paid during the period for income taxes..................                   $1             $1              $1
                                                                          ============   ============    ============

   Cash paid during the period for interest......................                 $592            $35          $1,007
                                                                          ============   ============    ============

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

2. NOTES PAYABLE

         The following is a summary of the notes payable balances at period end:

                                                                               DECEMBER 31,
                                                                               ------------
                                                                            1999           1998
                                                                            ----           ----
    Note payable to bank.............................................      $15,000        $2,600
    Note payable.....................................................            -            67
                                                                           -------        ------
    Balance at end of period.........................................      $15,000        $2,667
                                                                           -------        ------
                                                                           -------        ------

         Maturities of notes payable for the next five years are as follows:

FISCAL YEAR                                                              DECEMBER 31, 1999
-----------                                                              -----------------
2000..................................................................             $ 3,750
2001..................................................................             $11,250

3. DIVIDENDS FROM SUBSIDIARIES

         During 1999 and 1998, no cash dividends were paid to PAULA Financial by its consolidated subsidiaries.

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

                                                                   SCHEDULE III
                       PAULA FINANCIAL AND SUBSIDIARIES

                      SUPPLEMENTAL INSURANCE INFORMATION
                                 (IN THOUSANDS)

    COLUMN           COLUMN      COLUMN     COLUMN    COLUMN    COLUMN      COLUMN    COLUMN      COLUMN      COLUMN     COLUMN
       A                B           C         D         E          F           G         H           I           J          K
       -                -           -         -         -          -           -         -           -           -          -
                                  FUTURE
                                  POLICY              OTHER                           BENEFITS,  AMORTIZA
                                 BENEFITS,            POLICY                           CLAIMS,   -TION OF
                     DEFERRED     LOSSES,             CLAIMS                           LOSSES    DEFERRED
                      POLICY    CLAIMS AND              AND                   NET        AND      POLICY       OTHER
                    ACQUISITION    LOSS     UNEARNED  BENEFITS   PREMIUM   INVESTMENT SETTLEMENT  ACQUISI-   OPERATING   PREMIUMS
                       COSTS     EXPENSES   PREMIUM   PAYABLE    REVENUE     INCOME    EXPENSES  TION COSTS   EXPENSES    WRITTEN
                       -----     --------   -------   -------    -------     ------    --------  ----------   --------    -------
1999
Workers
   Compensation...     $1,513    $158,737    $21,213     $-      $80,126      $9,183    $82,075    $12,595    $27,162    $116,978
Group A&H.........      -              87      -          -          505         171         69     -             306         505
Group Life........      -             120      -          -          325         141         90     -             173         325
                       ----------------------------------------------------------------------------------------------------------
   Total..........     $1,513    $158,944    $21,213     $-      $80,956      $9,495    $82,234    $12,595    $27,641    $117,808
                       ----------------------------------------------------------------------------------------------------------
                       ----------------------------------------------------------------------------------------------------------

1998
Workers
   Compensation...     $2,533    $135,939    $20,234     $-     $127,997      $8,156   $114,118    $18,909    $33,672    $151,675
Group A&H.........      -             278      -          -          490         144        235     -             229         490
Group Life........      -              99      -          -          283         136        130     -             112         283
                       ----------------------------------------------------------------------------------------------------------
   Total..........     $2,533    $136,316    $20,234     $-     $128,770      $8,436   $114,483    $18,909    $34,013    $152,448
                       ----------------------------------------------------------------------------------------------------------
                       ----------------------------------------------------------------------------------------------------------

1997
Workers
   Compensation...     $2,191     $77,441    $15,390     $-      $91,957      $5,066    $67,915     $9,074    $24,544     $99,919
Group A&H.........      -             242      -          -          563         155         98     -             278         563
Group Life........      -             101      -          -          315         139         94     -             131         315
                       ----------------------------------------------------------------------------------------------------------
   Total..........     $2,191     $77,784    $15,390     $-      $92,835      $5,360    $68,107     $9,074    $24,953    $100,797
                       ----------------------------------------------------------------------------------------------------------
                       ----------------------------------------------------------------------------------------------------------

                                                                    SCHEDULE IV

                       PAULA FINANCIAL AND SUBSIDIARIES

                                  REINSURANCE
                             (DOLLARS IN THOUSANDS)

                          COLUMN A                                 COLUMN B     COLUMN C       COLUMN D     COLUMN E     COLUMN F
                          --------                                 --------     --------       --------     --------     --------
                                                                                               ASSUMED
                                                                                CEDED TO        FROM                 ASSUMED TO NET
                                                                    GROSS         OTHER         OTHER                 PERCENTAGE OF
                         DESCRIPTION                                AMOUNT      COMPANIES     COMPANIES    NET AMOUNT     AMOUNT
                         -----------                                ------      ---------     ---------    ----------     ------
YEAR ENDED DECEMBER 31, 1999
Premiums:
Workers' compensation insurance.............................       $114,063       $35,874       $1,937       $80,126        2.4%
Group A&H...................................................            505         -            -               505        0.0%
Group Life..................................................            325         -            -               325        0.0%
                                                                   ------------------------------------------------------------
Total Premiums..............................................       $114,893       $35,874       $1,937       $80,956        2.4%
                                                                   ------------------------------------------------------------
                                                                   ------------------------------------------------------------

YEAR ENDED DECEMBER 31, 1998
Premiums:
Workers' compensation insurance.............................       $144,328       $18,834       $2,503      $127,997        2.0%
Group A&H...................................................            490         -            -               490        0.0%
Group Life..................................................            283         -            -               283        0.0%
                                                                   ------------------------------------------------------------
Total Premiums..............................................       $145,101       $18,834       $2,503      $128,770        2.0%
                                                                   ------------------------------------------------------------
                                                                   ------------------------------------------------------------

YEAR ENDED DECEMBER 31, 1997
Premiums:
Workers' compensation insurance.............................        $94,603        $3,226         $580       $91,957        0.6%
Group A&H...................................................            563         -            -               563        0.0%
Group Life..................................................            315         -            -               315        0.0%
                                                                   ------------------------------------------------------------
Total Premiums..............................................        $95,481        $3,226         $580       $92,835        0.6%
                                                                   ------------------------------------------------------------
                                                                   ------------------------------------------------------------

                                                                     SCHEDULE V

                      PAULA FINANCIAL AND SUBSIDIARIES

                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                (IN THOUSANDS)

                            COLUMN A                               COLUMN B             COLUMN C            COLUMN D      COLUMN E
                            --------                               --------             --------            --------      --------
                                                                                       ADDITIONS
                                                                                       ---------
                                                                  BALANCE AT    CHARGED TO   CHARGED TO                  BALANCE AT
                                                                   BEGINNING    COSTS AND       OTHER                       END
                                                                   OF PERIOD     EXPENSE      ACCOUNTS     DEDUCTIONS    OF PERIOD
                                                                   ---------     -------      --------     ----------    ---------
YEAR ENDED DECEMBER 31, 1999
Allowance for uncollectible accounts..........................       $901        ($143)          $-            $-          $758
                                                                   ------------------------------------------------------------
                                                                   ------------------------------------------------------------

YEAR ENDED DECEMBER 31, 1998
Allowance for uncollectible accounts..........................       $600         $301           $-            $-          $901
                                                                   ------------------------------------------------------------
                                                                   ------------------------------------------------------------

YEAR ENDED DECEMBER 31, 1997
Allowance for uncollectible accounts..........................       $500         $100           $-            $-          $600
                                                                   ------------------------------------------------------------
                                                                   ------------------------------------------------------------

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

                                                                                  CLAIMS AND CLAIM
                                          DISCOUNT IF                                ADJUSTMENT
                                             ANY,                                 EXPENSES INCURRED
                               RESERVES  DEDUCTED IN                                 RELATED TO:
                                 FOR     RESERVES FOR                                -----------    AMORTIZA-
                                UNPAID     UNPAID                                                     TION OF     PAID
                   DEFERRED   CLAIMS AND  CLAIMS AND                                                 DEFERRED    CLAIMS
                    POLICY      CLAIMS      CLAIM                          NET                        POLICY    & CLAIM
                  ACQUISITION ADJUSTMENT  ADJUSTMENT  UNEARNED   EARNED  INVESTMENT CURRENT   PRIOR  ACQUISI-   ADJUSTMENT PREMIUMS
                     COSTS      EXPENSE    EXPENSES    PREMIUM   PREMIUM   INCOME     YEAR    YEAR   TION COSTS  EXPENSES   WRITTEN
                     -----      -------    --------    -------   -------   ------     ----    ----   ----------  --------   -------
1999
Workers
   Compensation..   $1,513    $158,737       $-       $21,213   $ 80,126  $9,183   $ 64,896  $17,179   $12,595    $87,648  $116,978
1998
Workers
   Compensation..   $2,533    $135,939       $-       $20,234   $127,997  $8,156   $107,850  $ 6,268   $18,909    $74,363  $151,675
1997
Workers
   Compensation..   $2,191    $ 77,441       $-       $15,390   $ 91,957  $5,066   $ 66,330  $ 1,586   $ 9,074    $45,629  $ 99,919