Form 10-Q
period 2000-03-31
PAULA FINANCIAL
filed 2000-05-12
CIK 929031

      --------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  -------------
                                    FORM 10-Q

             (Mark One)

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                                 Yes /X/  No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Number of shares of Common Stock, $.01 par value, outstanding as of close of business on April 28, 2000:
5,586,867 shares.

--------------------------------------------------------------------------------

PAULA FINANCIAL
INDEX TO FORM 10-Q


PART I. FINANCIAL INFORMATION                                                           PAGE

Item 1.  Financial Statements

         Condensed consolidated balance sheets as of
                  March 31, 2000 and December 31, 1999 (unaudited) .......................2

         Condensed consolidated statements of operations for the three months ended March 31, 2000 and 1999 (unaudited)........................3

         Condensed consolidated statements of comprehensive income (loss) for the three months ended March 31, 2000 and 1999 (unaudited)..............4

         Condensed consolidated statements of cash flows for the three months ended March 31, 2000 and 1999 (unaudited)...............................5

         Notes to condensed consolidated financial statements for the three months ended March 31, 2000 (unaudited) ................................6

Item 2.  Management's Discussion and Analysis of Consolidated Financial
                  Condition and Results of Operations.....................................7

Item 3.  Quantitative and Qualitative Disclosures About Market Risks.....................10

PART II. OTHER INFORMATION

         Item 5.  Other Information......................................................11

         Item 6.  Exhibits and Reports on Form 8-K.......................................11

SIGNATURE................................................................................12

PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                        PAULA FINANCIAL AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                      March 31,          December 31,
                                                          ASSETS                        2000                 1999
                                                                                 ------------------    -----------------
                                                                                     (Unaudited)            (*)
Investments:
   Fixed maturities, available for sale, at market
      (amortized cost: 2000, $143,804; 1999, $138,294)                                $ 136,199         $ 130,703
   Equity securities, at market
      Preferred stock (cost: 2000, $999; 1999, $999)                                        820               828
      Common stock (cost: 2000, $3,252; 1999, $3,252)                                     2,585             2,357
   Invested cash, at cost (approximates market)                                          27,400               948
         Total investments                                                            ---------         ---------
                                                                                        167,004           134,836
                                                                                      ---------         ---------

Cash (restricted: 2000, $3,145; 1999, $2,204)                                             8,574             6,323
Accounts receivable, net of allowance for uncollectible
     accounts (2000, $735; 1999, $758)                                                   31,264            28,196
Reinsurance settlement receivable                                                          --              41,989
Reinsurance recoverable on paid and unpaid losses and
     loss adjustment expenses                                                            11,301            11,519
Deferred income taxes                                                                    18,057            17,547
Other assets                                                                             20,230            19,408
                                                                                      ---------        ----------
                                                                                      $ 256,430         $ 259,818
                                                                                      =========         =========
                  LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Unpaid losses and loss adjustment expenses                                            $ 153,725         $ 158,944
Unearned premiums                                                                        26,368            21,213
Accrued policyholder dividends                                                              479               237
Accounts payable and accrued expenses                                                     9,356            10,599
Notes payable                                                                            15,692            16,632
                                                                                      ---------         ---------
                                                                                        205,620           207,625
                                                                                      ---------         ---------
STOCKHOLDERS' EQUITY:
Preferred Stock, $0.01 par value.  Authorized 4,058,823
    shares, none issued and outstanding                                                     --                --
Common stock, $0.01 par value
   (Authorized 15,000,000 shares, issued: 2000,
      6,338,167; 1999, 6,338,767)                                                            63                63
Additional paid-in-capital                                                               67,386            67,386
Accumulated deficit                                                                      (5,521)          (4,488)
Accumulated other comprehensive income (loss):
   Net unrealized gain on investments                                                    (5,578)          (5,715)
                                                                                       ---------        ---------
                                                                                         56,350            57,246
Treasury stock, at cost (2000, 751,300 ; 1999, 631,300 shares)                           (5,540)          (5,053)
                                                                                       ---------        ---------
                                                                                          50,810           52,193
                                                                                       ---------        ---------
                                                                                       $ 256,430        $ 259,818
                                                                                       =========        =========

*  Derived from audited financial statements.

   See notes to condensed consolidated financial statements.

                        PAULA FINANCIAL AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)


                                                         THREE MONTHS ENDED
                                                              MARCH 31,

                                                        2000            1999
                                                     ------------    ------------
                                                             (Unaudited)
      INCOME:
      Net premiums earned:
         Workers' compensation                           $27,415         $16,502
         Group medical and life                              211             185
      Commissions                                          1,421             832
      Net investment income                                2,507           2,740
      Net realized investment gains (losses)                (117)            101
      Other                                                  268             207
                                                     ------------    ------------
                                                          31,705          20,567
                                                     ------------    ------------

      EXPENSES:
      Losses and loss adjustment
         expenses incurred                                23,426          11,238
      Dividends provided for policyholders                   248             151
      Operating                                            9,545           7,176
                                                     ------------    ------------
                                                          33,219          18,565
                                                     ------------    ------------
      Equity in net loss of unconsolidated
          affiliate                                          (94)            (84)
                                                     ------------    ------------

      Income (loss) before income taxes                   (1,608)          1,918
      Income tax expense (benefit)                          (575)            639
                                                     ------------    ------------
            NET INCOME (LOSS)                            ($1,033)         $1,279
                                                      ============   ============

      Earnings per share                                  ($0.18)          $0.22

      Weighed average shares outstanding               5,636,977       5,928,995

      Earnings per share - assuming dilution              ($0.18)          $0.22

      Weighted average shares outstanding -
           assuming dilution                           5,636,977       5,937,049


See notes to condensed consolidated financial statements.

                        PAULA FINANCIAL AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (In thousands)


                                                       THREE MONTHS ENDED
                                                           MARCH 31,
                                                       2000          1999
                                                    -----------    ----------
                                                          (Unaudited)

        Net income (loss)                           ($1,033)       $1,279

        Other comprehensive income (loss),
          net of tax
           Unrealized gains on investments:
             Unrealized holding gains (losses)
               arising during period (tax impact:
               2000, $45; 1999, $570)                    86        (1,106)
             Reclassifications adjustment for
                gains included in net income
                (tax impact:  2000, $26;
                1999,  $101)                             51          (197)
                                                    -----------   ----------
                                                        137        (1,303)
                                                    -----------   ----------
              COMPREHENSIVE INCOME (LOSS)             ($896)         ($24)
                                                    ===========   ==========

See notes to condensed consolidated financial statements.

                        PAULA FINANCIAL AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                    THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                   2000           1999
                                                                                -----------    -----------
                                                                                       (Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES:
   Net income (loss)                                                               ($1,033)         $1,279
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY (USED IN) OPERATING
   ACTIVITIES:
   Depreciation and amortization                                                       433            395
   Amortization of fixed maturity premium, net                                         165            139
   Equity in net loss of unconsolidated affiliate                                       94             84
   Loss on sale of property and equipment                                                5              4
   Loss (gain) on sales and calls of investments                                       117           (101)
   Decrease (increase) in receivables                                               39,071         (9,839)
   (Increase) decrease in deferred income taxes                                       (581)           623
   (Decrease) increase in unpaid losses and loss adjustment expenses                (5,219)         1,487
   Increase in accrued policyholder dividends                                          242            151
   Decrease in accounts payable and accrued expenses                                (1,243)        (2,905)
   Increase in unearned premiums                                                     5,155          1,607
   Other, net                                                                         (934)          (338)
                                                                                -----------    -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                 36,272         (7,414)
                                                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of available for sale fixed maturities                         1,033         14,146
   Proceeds from maturities and calls of available for sale fixed
   maturities                                                                        1,034          2,728
   Proceeds from sale of property and equipment                                          5             15
   Purchase of available for sale fixed maturities                                  (7,857)        (4,980)
   Purchase of property and equipment                                                 (357)          (490)

   Purchase of book of business                                                       --             (105)

   Investment in unconsolidated affiliate                                             --           (5,500)
                                                                                -----------    -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                 (6,142)         5,814
                                                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings (repayments) under line of credit agreement, net                        (940)         5,500
   Payments on notes payable                                                          --              (25)
   Dividends paid                                                                     --             (237)
   Repurchase of common stock                                                         (487)          --
   Issuance of common stock                                                           --                2
                                                                                -----------    -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                 (1,427)         5,240
                                                                                -----------    -----------
NET INCREASE IN CASH AND INVESTED CASH                                              28,703          3,640
Cash and invested cash at beginning of period                                        7,271          6,717
                                                                                -----------    -----------
CASH AND INVESTED CASH AT END OF PERIOD                                            $35,974        $10,357
                                                                                ===========    ===========

See notes to condensed consolidated financial statements.

                        PAULA FINANCIAL AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2000 (UNAUDITED)

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

Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE B - NEW ACCOUNTING STANDARDS NOT YET ADOPTED

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for fiscal years beginning after June 15, 2000 and establishes standards for the reporting for derivative instruments. It requires changes in the fair value of a derivative instrument and the changes in fair value of assets or liabilities hedged by that instrument to be included in income. To the extent that the hedge transaction is effective, income is equally offset by both investments. Currently changes in fair value of derivative instruments and hedged items are reported in net unrealized gain (loss) on securities. The Company has not yet adopted SFAS 133. However, the effect of adoption on the condensed consolidated financial statements at March 31, 2000 would not be material.

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

The Company's revenues have consisted primarily of premiums earned from workers' compensation insurance underwriting, premiums earned from group medical insurance, commission income, net investment income and other income. Premiums earned during a period represent the portion of direct premiums written for which all or a portion of the coverage period has expired, net of reinsurance. Gross premiums written for the three months ended March 31, 2000 and 1999, were $33.5 million and $29.5 million, respectively. Commission income is earned from Pan Am's distribution of insurance for insurers other than PICO and PACO. Net investment income represents earnings on the Company's investment portfolio, less investment expenses. Other income consists of third party administration fees and other miscellaneous items.

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

The Company's revenues are seasonal, and have historically tended to be highest in the second and third quarters of each year. This is due primarily to the seasonality of the size of the workforce employed by the Company's agribusiness clients.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999:

GROSS PREMIUMS WRITTEN. The Company's premiums written for the three months ended March 31, 2000 increased 13.3% to $33.5 million from $29.5 million for the comparable 1999 period. The increase in gross premiums written relates primarily growth in states outside of California, principally Texas.

NET PREMIUMS EARNED. The Company's net premiums earned for the three months ended March 31, 2000 increased 65.6% to $27.6 million from $16.7 million for comparable 1999 period. Net premiums earned in 1999 was reduced by $10.5 million in premiums ceded under a reinsurance arrangement that was not in effect in the first quarter of 2000.

COMMISSION INCOME. For the three months ended March 31, 2000 commission income increased 70.8% to $1.4 million compared to $0.8 million for the comparable 1999 period. The increase is primarily a result of increased premiums placed with insurance carriers other than PICO and PACO. Commissions paid to Pan Am on PICO and PACO business are eliminated in the Company's consolidated financial statements.

NET INVESTMENT INCOME. Net investment income decreased 8.5% to $2.5 million for the three months ended March 31, 2000 from $2.7 million for the comparable 1999 period. Average invested assets decreased to $159.5 million for the three months ended March 31, 2000 from $172.4 million for the comparable period in 1999. The Company's average yield on its portfolio was 6.3% for the three month period in 2000 and 6.4% for the three month period in 1999.

LOSSES AND LOSS ADJUSTMENT EXPENSES INCURRED. The Company's net loss ratio for the three months ended March 31, 2000 increased to 84.8% from 67.4% for the comparable 1999 period. The 1999 loss ratio was impacted by a reinsurance arrangement that was not in effect in the first quarter of 2000.

DIVIDENDS PROVIDED FOR POLICYHOLDERS. Dividends provided for policyholders as a percentage of premiums earned for the three months ended March 31, 2000 and 1999 was 0.9%.

OPERATING EXPENSES. Operating expenses increased 33.0% to $9.5 million for the three months ended March 31, 2000 from $7.2 million for the comparable 1999 period. Operating expenses in 1999 included the benefit of $2.2 million in ceding commissions received in conjunction with a reinsurance arrangement that was not in effect in 2000.

INCOME TAXES. Income tax benefit for the three months ended March 31, 2000 was $0.6 million compared to income tax expense of $0.6 million for the comparable 1999 period. The effective combined income tax rates for the three months ended March 31, 2000 and 1999 were 35.8% and 33.3%, respectively.

EQUITY IN NET LOSS OF UNCONSOLIDATED AFFILIATE. The equity in net loss of unconsolidated affiliate represents the Company's share of the net loss of Montlake Insurance Holdings, LLC. The Company is accounting for this investment using the equity method.

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

On January 27, 2000, PICO received a $42.0 million cash settlement related to various reinsurance treaties which were settled and commuted effective September 30, 1999.

California law places significant restrictions on the ability of the insurance subsidiaries to pay dividends to PAULA Financial. Based on these restrictions and the Company's results for the year ended December 31, 1999, PAULA Financial would be able to receive $1.9 million in dividends in 2000 from its insurance subsidiaries without obtaining prior regulatory approval from the California Department of Insurance ("DOI"). No dividends were paid by the insurance subsidiaries to PAULA Financial during the three months ended March 31, 2000.

In March 1997, PAULA Financial entered into the Credit Agreement with a commercial bank providing the Company with a revolving credit facility of $15.0 million until December 31, 1999. On December 31, 1999, PAULA Financial elected to convert all the borrowings into a term loan payable in quarterly installments and maturing on December 31, 2001. Balances outstanding under the term loan bear interest at 8.5%. At the date of conversion, the line of credit had an outstanding balance of $15.0 million. This use of the Credit Agreement was for repurchase of the Company's common stock and investments in new ventures.

Since December 31, 1999, the Company has been out of compliance with certain of its debt covenants. As a result, the bank has the right to call the note and demand its immediate payment under the terms of the Credit Agreement. PAULA Financial is current on the term loan's regularly scheduled principal and interest payments. The Company continues to be engaged in negotiations with the bank to obtain the waivers with respect to its non-compliance and to amend the Credit Agreement, including modifications of certain covenants. If these covenants are not amended, it is probable that the Company will continue to be out of compliance with these covenants on measurements dates at least through December 31, 2000. Each of PAULA Financial's non-insurance subsidiaries has guaranteed all obligations of PAULA Financial under the Credit Agreement.

The Company's investments consist primarily of taxable and tax-exempt United States government and other investment grade securities and investment grade fixed maturity commercial paper and, to a lesser extent, equity securities. The Company does not generally invest in below investment grade fixed maturity securities, mortgage loans or real estate.

As of March 31, 2000, the carrying value of the Company's fixed maturity securities portfolio was $136.2 million of which $135.9 million was rated. Of the rated fixed maturities portfolio 94.2% was rated "A" or better by S&P, Moody's or Fitch.

California workers' compensation insurance companies are required to maintain some of their investments on deposit with the California DOI for the protection of policyholders. Other states in which PICO is licensed have also required PICO to post deposits for the protection of those states' policyholders. Pursuant to applicable state laws, PICO had, as of March 31, 2000, securities with a par value of $124.3 million held by authorized depositories pursuant to these deposit requirements. In addition to the deposits, the Company's insurance company operating subsidiaries must maintain regulated levels of capital and surplus in relation to premiums written and the risks retained by the subsidiaries.

FORWARD-LOOKING STATEMENTS

In connection with, and because it desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers to recognize the existence of certain forward-looking statements in this Form 10-Q and in any other statement made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Some forward-looking statements may be identified by the use of terms such as "expects," "believes," "anticipates," "intends," or "judgment." Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. Examples of such uncertainties and contingencies include, among other important factors, those affecting the insurance industry in general, such as the economic and interest rate environment, legislative and regulatory developments and market pricing and competitive trends, and those relating specifically to the Company and its businesses, such as the level of its insurance premiums and fee income, the claims experience of its insurance products, the performance of its investment portfolio, acquisitions of companies or blocks of business, and the ratings by major rating organizations of its insurance subsidiaries. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward-looking information.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes since the annual report Form 10-K filed for the year ended December 31, 1999.

PART II.  OTHER INFORMATION

Item 5:  Other Information

In March 2000, the Board of Directors made the decision to reduce the number of directors from eight to six. Consequently, Mr. Gerard Vecchio and Mr. R. Steven Clark, both outside directors, resigned as directors for the Company. Neither resignation was a result of any disagreement with the Company, its management or the Board of Directors.

Item 6:  Exhibits and Reports on Form 8-K:

          (a) Exhibits.

                  11.       Computation of Earnings Per Share.

                  27.       Financial Data Schedule.

          (b) Reports on Form 8-K.

                  There were no reports filed on Form 8-K during the three months ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 12, 2000                   PAULA FINANCIAL


                                          By: /S/ JAMES A. NICHOLSON
                                              ----------------------
                                          Senior Vice President and
                                          Chief Financial Officer