Form 10-Q
period 2000-06-30
PAULA FINANCIAL
filed 2000-08-11
CIK 929031

--------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  -------------
                                    FORM 10-Q

(Mark One)
           [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

           [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ___________TO __________


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes X No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Number of shares of Common Stock, $.01 par value, outstanding as of close of business on July 31, 2000:
5,414,967 shares.

--------------------------------------------------------------------------------

PAULA FINANCIAL
INDEX TO FORM 10-Q


PART I. FINANCIAL INFORMATION                                                                 PAGE
Item 1.  Financial Statements

           Condensed consolidated balance sheets as of
                  June 30, 2000 and December 31, 1999 (unaudited) .............................2

           Condensed consolidated statements of operations for the three and six months ended June 30, 2000 and 1999 (unaudited)......................3

           Condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2000 and 1999 (unaudited)............4

            Condensed consolidated statements of cash flows for the six months ended June 30, 2000 and 1999 (unaudited).....................................5

           Notes to condensed consolidated financial statements for the three and six months ended June 30, 2000 (unaudited) ..............................6

Item 2.   Management's Discussion and Analysis of Consolidated Financial
                  Condition and Results of Operations..........................................7

Item 3.   Quantitative and Qualitative Disclosures about Market Risk ..........................11

PART II. OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders..................................12

Item 5.   Other Information....................................................................12

Item 6.   Exhibits and Reports on Form 8-K.....................................................12

SIGNATURE......................................................................................13

PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                        PAULA FINANCIAL AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                              June 30,            December 31,
                                 ASSETS                                         2000                  1999
                                                                          ------------------    -----------------
                                                                             (Unaudited)              (*)
Investments:
   Fixed maturities, available for sale, at market
      (amortized cost: 2000, $167,289; 1999, $138,294)                            $ 160,315             $130,703
   Equity securities, at market
      Preferred stock (cost: 2000, $999; 1999, $999)                                    820                  828
      Common stock (cost: 2000, $3,252; 1999, $3,252)                                 2,666                2,357
   Invested cash, at cost (approximates market)                                       1,938                  948
                                                                          ------------------    -----------------
         Total investments                                                          165,739              134,836
                                                                          ------------------    -----------------

Cash (restricted: 2000, $2,417; 1999, $2,204)                                         4,190                6,323
Accounts receivable, net of allowance for uncollectible
     accounts (2000, $752; 1999, $758)                                               30,927               28,196
Reinsurance settlement receivable                                                        -                41,989
Reinsurance recoverable on paid and unpaid losses and
     loss adjustment expenses                                                        11,726               11,519
Deferred income taxes                                                                18,133               17,547
Other assets                                                                         19,702               19,408
                                                                          ------------------    -----------------
                                                                                   $250,417             $259,818
                                                                          ==================    =================

                  LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Unpaid losses and loss adjustment expenses                                         $152,679            $ 158,944
Unearned premiums                                                                    21,462               21,213
Accrued policyholder dividends                                                          407                  237
Accounts payable and accrued expenses                                                10,759               10,599
Notes payable                                                                        14,754               16,632
                                                                          ------------------    -----------------
                                                                                    200,061              207,625
                                                                          ------------------    -----------------

STOCKHOLDERS' EQUITY:
Preferred Stock, $0.01 par value.  Authorized 4,058,823
    shares, none issued and outstanding                                                   -                    -
Common stock, $0.01 par value
   (Authorized 15,000,000 shares, issued: 2000,
      6,336,867; 1999, 6,338,767)                                                        63                   63
Additional paid-in-capital                                                           67,370               67,386
Accumulated deficit                                                                  (6,042)              (4,488)
Accumulated other comprehensive loss:
   Net unrealized loss on investments                                                (5,108)              (5,715)
                                                                          ------------------    -----------------
                                                                                     56,283               57,246
Treasury stock, at cost (2000, 891,900; 1999, 631,300 shares)                        (5,927)              (5,053)
                                                                          ------------------    -----------------
                                                                                     50,356               52,193
                                                                          ------------------    -----------------
                                                                                   $250,417            $ 259,818
                                                                          ==================    =================

*  Derived from audited financial statements.

    See notes to condensed consolidated financial statements.

                       PAULA FINANCIAL AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except share and per share data)


                                                    THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                         JUNE 30,                           JUNE 30,
                                                   2000           1999                 2000           1999
                                                ------------   ------------         -----------    -----------
                                                       (Unaudited)                         (Unaudited)
INCOME:
Premiums earned:
   Workers' compensation                            $31,732        $17,502             $59,147        $34,004
   Group medical and life                               261            217                 472            402
Commissions                                           1,302          1,144               2,723          1,976
Net investment income                                 2,666          2,401               5,173          5,141
Net realized investment losses                         (140)        (1,655)               (257)        (1,554)
Other                                                    69            138                 337            346
                                                ------------   ------------         -----------    -----------
                                                     35,890         19,747              67,595         40,315
                                                ------------   ------------         -----------    -----------

EXPENSES:
Losses and loss adjustment
   expenses incurred                                 26,781         11,176              50,207         22,414
Dividends provided for policyholders                    (71)           276                 177            427
Operating                                             9,452          6,874              18,997         14,051
                                                ------------   ------------         -----------    -----------
                                                     36,162         18,326              69,381         36,892
                                                ------------   ------------         -----------    -----------

Equity in net loss of unconsolidated
    affiliate                                         (564)          (186)               (658)          (270)
                                                ------------   ------------         -----------    -----------

Income (loss) before income taxes                     (836)          1,235             (2,444)          3,153
Income tax expense (benefit)                          (315)            390               (890)          1,029
                                                ------------   ------------         -----------    -----------
      NET INCOME (LOSS)                              ($521)           $845            ($1,554)         $2,124
                                                ============   ============         ===========    ===========

Earnings (loss) per share                           ($0.09)          $0.14             ($0.28)          $0.36

Weighted average shares outstanding               5,532,445      5,923,846           5,584,282      5,926,406

Earnings (loss) per share - assuming dilution       ($0.09)          $0.14             ($0.28)          $0.36

Weighted average shares outstanding -
     assuming dilution                            5,532,445      5,927,524           5,584,282      5,932,303


See notes to condensed consolidated financial statements.

                        PAULA FINANCIAL AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (In thousands)


                                                    THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                         JUNE 30,                           JUNE 30,
                                                   2000           1999                 2000           1999
                                                ------------   ------------         -----------    -----------
                                                       (Unaudited)                         (Unaudited)
Net income (loss)                                    $(521)        $   845            $(1,554)        $ 2,124

Other comprehensive income (loss), net of tax:
   Unrealized gains (losses) on investments:
        Unrealized holding gains (losses)
             arising during period (tax
             impact: 2000: $215 and $260;
             1999: $1,083 and $1,624)                  419          (2,100)               505          (3,151)

        Reclassifications adjustment for gains
             (losses) included in net income
             (loss)(tax impact:  2000: $27 and
             $53; 1999:  $113 and $17)                  51             218                102             (34)
                                                ------------   ------------         -----------    -----------
                                                       470          (1,882)               607          (3,185)
                                                ------------   ------------         -----------    -----------
      COMPREHENSIVE LOSS                            $ (51)        $(1,037)           $  (947)        $(1,061)
                                                ============   ============         ===========    ===========

See notes to condensed consolidated financial statements.

                        PAULA FINANCIAL AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                  SIX MONTHS ENDED
                                                                                      JUNE 30,
                                                                              2000                1999
                                                                         ----------------    ----------------
                                                                                     (Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES:
   Net income (loss)                                                            ($1,554)              $2,124
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH PROVIDED BY
   (USED IN) OPERATING ACTIVITIES:
   Depreciation and amortization                                                     857                 852
   Amortization of fixed maturity premium, net                                       325                 330
   Equity in net loss of unconsolidated affiliate                                    658                 270
   Loss on sale of property and equipment                                             19                  28
   Loss on sales and calls of investments                                            257               1,554
   (Increase) decrease in receivables                                             38,576            (23,294)
   (Increase) decrease in deferred income taxes                                    (899)               1,009
   Decrease in unpaid losses and loss adjustment expenses                        (6,265)                (17)
   Increase in accrued policyholder dividends                                        170                 344
   Increase (decrease) in accounts payable and accrued expenses                      160             (7,217)
   Increase in unearned premiums                                                     249                 607
   Other, net                                                                      (790)                 685
                                                                         ----------------    ----------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                               31,763            (22,725)
                                                                         ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of available for sale fixed maturities                       5,007              20,231
   Proceeds from maturities and calls of available for sale fixed                  4,369               3,924
      maturities
   Proceeds from sale of property and equipment                                       91                  53
   Purchase of available for sale fixed maturities                              (38,951)             (4,980)
   Purchase of property and equipment                                              (654)             (1,005)
   Purchase of book of business                                                        -               (105)
   Purchase of insurance agency                                                        -             (3,049)
   Investment in unconsolidated affiliate                                              -             (5,500)
                                                                         ----------------    ----------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                             (30,138)               9,569
                                                                         ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings (repayments) under line of credit agreement, net                   (1,878)               7,470
   Issuance of notes payable                                                           -               1,659
   Payments on notes payable                                                           -                (43)
   Dividends paid                                                                      -               (474)
   Repurchase of common stock                                                      (874)               (241)
   Retirement of common stock                                                       (16)                 (2)
   Issuance of common stock                                                            -                   2
                                                                         ----------------    ----------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                              (2,768)               8,371
                                                                         ----------------    ----------------

NET DECREASE IN CASH AND INVESTED CASH                                           (1,143)             (4,785)
Cash and invested cash at beginning of period                                      7,271               6,717
                                                                         ----------------    ----------------
CASH AND INVESTED CASH AT END OF PERIOD                                           $6,128              $1,932
                                                                         ================    ================

See notes to condensed consolidated financial statements.

                        PAULA FINANCIAL AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 (UNAUDITED)


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

Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE B - NEW ACCOUNTING STANDARDS NOT YET ADOPTED

In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for fiscal years beginning after June 15, 2000 and establishes standards for the reporting for derivative instruments. It requires changes in the fair value of a derivative instrument and the changes in fair value of assets or liabilities hedged by that instrument to be included in income. To the extent that the hedge transaction is effective, income is equally offset by both investments. Currently changes in fair value of derivative instruments and hedged items are reported in net unrealized gain (loss) on securities. The Company has not yet adopted SFAS 133. However, the effect of adoption on the condensed consolidated financial statements at June 30, 2000 would not have been material.

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

The Company's revenues consist primarily of premiums earned from workers' compensation insurance underwriting, premiums earned from group medical insurance, commission income, net investment income and other income. Premiums earned during a period represent the portion of direct premiums written for which all or a portion of the coverage period has expired, net of reinsurance. Gross premiums written for the three months ended June 30, 2000 and 1999, were $28.1 million and $28.7 million, respectively. Gross premiums written for the six months ended June 30, 2000 and 1999, were $61.6 million and $58.2 million, respectively. Commission income is earned from Pan Am's distribution of insurance for insurers other than PICO and PACO. Net investment income represents earnings on the Company's investment portfolio, less investment expenses. Other income consists of third party administration fees and other miscellaneous items.

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

The following combined ratio information is derived from the insurance subsidiaries, PICO and PACO, GAAP operating results:


                                               Three Months Ended                          Six Months Ended
                                                      Adjusted     Reported                     Adjusted     Reported
                                       6/30/00         6/30/99      6/30/99         6/30/00      6/30/99      6/30/99
                                      ----------- ------------- -----------     ----------- ------------- -----------
Loss ratio                                 83.7%         78.3%       63.1%           84.2%         82.1%       65.1%
Expense ratio                              24.1%         28.1%       32.7%           25.6%         29.0%       34.0%
Policyholder dividend ratio               (0.2)%          1.0%        1.6%            0.3%          0.8%        1.2%
                                      ----------- ------------- -----------     ----------- ------------- -----------

Combined ratio                            107.6%        107.4%       97.4%          110.1%        111.9%      100.3%
                                      =========== ============= ===========     =========== ============= ===========

The "Adjusted 6/30/99" columns exclude the impact of low layer reinsurance treaties which were not in effect in 2000.

The Company's revenues are seasonal, and have tended to be highest in the second and third quarters of each year. This is due primarily to the seasonality of the size of the workforce employed by the Company's agribusiness clients.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 1999:

GROSS PREMIUMS WRITTEN. The Company's gross premiums written for the three months ended June 30, 2000 decreased 2.1% to $28.1 million from $28.7 million for the comparable 1999 period. The Company's gross premiums written for the six months ended June 30, 2000 increased 5.7% to $61.6 million from $58.2 million for the comparable 1999 period. The decrease in gross premiums written in the second quarter relates primarily to a 15.7% decline in California writings. For the first six months of 2000, a 5.4% decline in California gross premiums written was offset by an increase in premiums written in other states.

NET PREMIUMS EARNED. The Company's net premiums earned for the three months ended June 30, 2000 increased 80.6% to $32.0 million from $17.7 million for comparable 1999 period and increased 73.3% to $59.6 million for the six months ended June 30, 2000 from $34.4 million for the comparable 1999 period. Net premiums earned in the 1999 periods were reduced by $11.2 million in the three month period and $21.7 million in the six month period related to premiums ceded under low layer reinsurance treaties which were not in effect during the first six months of 2000.

COMMISSION INCOME. For the three months ended June 30, 2000 commission income increased 13.8% to $1.3 million compared to $1.1 million for the comparable 1999 period. For the six months ended June 30, 2000 commission income increased 37.8% to $2.7 million compared to $2.0 million for the comparable 1999 period. The increase is primarily a result of increased premiums placed with insurance carriers other than PICO and PACO, largely due the acquisition of two new branch offices effective May 1, 1999. Commissions paid to Pan Am on PICO and PACO business are eliminated in the Company's consolidated financial statements.

NET INVESTMENT INCOME. Net investment income increased 11.0% to $2.7 million for the three months ended June 30, 2000 from $2.4 million for the comparable 1999 period. Net investment income increased 0.6% to $5.2 million for the six months ended June 30, 2000 from $5.1 million for the comparable 1999 period. Average invested assets decreased to $158.5 million for the six months ended June 30, 2000 from $166.7 million for the comparable period in 1999. The Company's average yield on its portfolio was 6.5% for the six month period in 2000 and 6.2% for the six month period in 1999. The 2000 average invested assets and yield calculations are skewed by a significant increase in invested assets in January 2000 following the receipt of the $42.0 million reinsurance settlement.

NET REALIZED INVESTMENT LOSSES. Net realized investment losses were $0.1 million for the three months ended June 30, 2000 compared to $1.7 million for the comparable 1999 period. Net realized investment losses were $0.3 million for the six months ended June 30, 2000 compared to $1.6 million for the comparable 1999 period. The net realized investment losses in the 1999 periods are due to the realization of an "other than temporary" decline of $1.6 million on a non-performing investment in the second quarter of 1999.

LOSSES AND LOSS ADJUSTMENT EXPENSES INCURRED. The Company's net loss ratio for the three months ended June 30, 2000 was 83.7% compared to an adjusted loss ratio for the 1999 period of 78.3%. The adjusted loss ratio for the 1999 period does not include the impact of low layer reinsurance treaties, which were not in effect in the 2000 period. While the 1999 adjusted loss ratio includes the benefit of 2.2% in favorable development on prior accident years, the 2000 loss ratio includes the negative impact of 4.0% in unfavorable development on prior accident years.

The Company's net loss ratio for the six months ended June 30, 2000 was 84.2% compared to an adjusted loss ratio for the 1999 period of 82.1%. The adjusted loss ratio for the 1999 period does not include the impact of low layer reinsurance treaties, which were not in effect in the 2000 period. While the 1999 adjusted loss ratio includes the benefit of 1.5% in favorable development on prior accident years, the 2000 loss ratio includes the negative impact of 2.9% in unfavorable development on prior accident years.

OPERATING EXPENSES. Operating expenses increased 37.5% to $9.5 million for the three months ended June 30, 2000 from $6.9 million for the comparable 1999 period. Operating expenses in 1999 included the benefit of $2.4 million in ceding commissions received in conjunction with a low layer reinsurance arrangement that was not in effect in 2000. The GAAP expense ratio for the insurance company operations was 24.1% for the three months ended June 30, 2000 compared to a 1999 adjusted expense ratio of 28.1%. The adjusted expense ratio for the 1999 period does not include the impact of low layer reinsurance treaties, which were not in effect in the 2000 period. Expense reductions at the insurance companies were largely offset by increased expenses associated with Pan Am's acquisition of two new branch offices effective May 1, 1999.

Operating expenses increased 35.2% to $19.0 million for the six months ended June 30, 2000 from $14.1 million for the comparable 1999 period. Operating expenses in 1999 include the benefit of $4.6 million in ceding commissions received in conjunction with low layer reinsurance treaties which were not in effect in 2000. The GAAP expense ratio for the insurance company operations was 25.6% for the six months ended June 30, 2000 compared to a 1999 adjusted expense ratio of 29.0%. The adjusted expense ratio for the 1999 period does not include the impact of low layer reinsurance treaties, which were not in effect in the 2000 period. Expense reductions at the insurance companies were largely offset by increased expenses associated with Pan Am's acquisition of two new branch offices effective May 1, 1999.

INCOME TAXES. Income tax benefit for the three months ended June 30, 2000 was $0.3 million compared to an income tax expense of $0.4 million for the comparable 1999 period. Income tax benefit for the six months ended June 30, 2000 was $0.9 million compared to an income tax expense of $1.0 million for the comparable 1999 period. The effective combined income tax rates for the six months ended June 30, 2000 and 1999 were (36.4%) and 32.6%, respectively.

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

California law places significant restrictions on the ability of the insurance subsidiaries to pay dividends to PAULA Financial. Based on these restrictions and the Company's results for the year ended December 31, 1999, PAULA Financial would be able to receive $1.9 million in dividends in 2000 from its insurance subsidiaries without obtaining prior regulatory approval from the California Department of Insurance ("DOI"). No dividends were paid by the insurance subsidiaries to PAULA Financial during the six months ended June 30, 2000. In the second quarter of 2000, PAULA Financial received cash dividends totaling $950,000 from Pan Am.

In March 1997, PAULA Financial entered into the Credit Agreement with a commercial bank providing PAULA Financial with a revolving credit facility of $15.0 million until December 31, 1999. On December 31, 1999, PAULA Financial elected to convert all the borrowings into a term loan payable in quarterly installments and maturing on December 31, 2001. At the date of conversion, the line of credit had an outstanding balance of $15.0 million. As of July 31, 2000 balances under the term loan bear interest at 11.5%. The use of the Credit Agreement was for repurchase of the Company's common stock and investments in new ventures.

Since December 31, 1999, the Company has been out of compliance with certain of its debt covenants. However, PAULA Financial is current on the term loan's regularly scheduled principal and interest payments. Under the terms of the Credit Agreement, the bank has the right to call the note and demand its immediate payment. The Company continues to negotiate with the bank in an effort to obtain waivers with respect to its non-compliance and to amend the Credit Agreement, including modifications of certain covenants. If these covenants are not amended, it is probable that the Company will continue to be out of compliance with these covenants on measurement dates at least through December 31, 2000. Each of PAULA Financial's non-insurance subsidiaries has guaranteed all obligations of PAULA Financial under the Credit Agreement.

As of June 30, 2000, the carrying value of the Company's fixed maturity securities portfolio was $160.3 million of which $160.0 million was rated. Of the rated fixed maturities portfolio 95.4% was rated "A" or better by S&P, Moody's or Fitch. The Company's investments consist primarily of taxable and tax-exempt United States government and other investment grade securities and investment grade fixed maturity commercial paper and, to a lesser extent, equity securities. The Company does not generally invest in below investment grade fixed maturity securities, mortgage loans or real estate.

California workers' compensation insurance companies are required to maintain some of their investments on deposit with the California DOI for the protection of policyholders. Other states in which PICO is licensed have also required PICO to post deposits for the protection of those states' policyholders. Pursuant to applicable state laws, PICO had, as of June 30, 2000, securities with a par value of $153.2 million held by authorized depositories pursuant to these deposit requirements. In addition to the deposits, the Company's insurance company operating subsidiaries must maintain regulated levels of capital and surplus in relation to premiums written and the risks retained by the subsidiaries.

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

PART II.  OTHER INFORMATION

Item 4:  Submission of Matters to a Vote of Security Holders.

The Company held its 2000 Annual Meeting of Stockholders on Wednesday, May 24, 2000 for the purpose of electing two directors. At the Meeting, the Company's stockholders re-elected Messrs. Jeffrey A. Snider and John B. Clinton to the Company's Board of Directors for three year terms.

The election of directors was the only matter before the Meeting. The following table shows the number of shares voted for each nominee for director and the number of shares withheld for each director:


NOMINEE                   SHARES VOTED FOR ELECTION          SHARES WITHHELD
-------                   -------------------------          ---------------
Jeffrey A. Snider                 5,174,162                       6,280
John B. Clinton                   5,168,147                      12,295

The term of office of each of the following directors continued after the meeting held May 24, 2000. They are Messrs. Jerry M. Miller, James A. Nicholson and Ronald W. Waisner. Mr. Robert A. Puccinelli has resigned his position as Director. (See Part II, Item 5: Other Information).

Item 5:  Other Information.

In May 2000, the Board of Directors made the decision to reduce the number of directors from six to five. Consequently, Mr. Robert A. Puccinelli, an outside director, resigned as a director for the Company. Mr. Puccinelli's resignation was not a result of any disagreement with the Company, its management or the Board of Directors.

Item 6:  Exhibits and Reports on Form 8-K:

         (a)  Exhibits.

              11.  Computation of Earnings Per Share.

              27.  Financial Data Schedule.

         (b)  Reports on Form 8-K.

              There were no reports filed on Form 8-K during the three months ended June 30, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 11, 2000                     PAULA FINANCIAL



                                           By:  /s/ James A. Nicholson
                                                ----------------------
                                                Senior Vice President and Chief
                                                Financial Officer