Form 10-Q
period 2000-09-30
PAULA FINANCIAL
filed 2000-11-13
CIK 929031

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



                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000



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

                                  Yes X No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Number of shares of Common Stock, $.01 par value, outstanding as of close of business on October 31, 2000:
5,341,979 shares.

--------------------------------------------------------------------------------

PAULA FINANCIAL
INDEX TO FORM 10-Q

                                                                                        PAGE
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

           Condensed consolidated balance sheets as of
                  September 30, 2000 and December 31, 1999 (unaudited) .....................2

           Condensed consolidated statements of operations for the
                  three and nine months ended September 30, 2000 and 1999
                  (unaudited)...............................................................3

           Condensed consolidated statements of comprehensive income
                  (loss) for the three and nine months ended September 30,
                  2000 and 1999 (unaudited).................................................4

            Condensed consolidated statements of cash flows for the nine months ended September 30, 2000 and 1999 (unaudited)......................5

           Notes to condensed consolidated financial statements for the three and nine months ended September 30, 2000 (unaudited) ...............6

Item 2.   Management's Discussion and Analysis of Consolidated Financial
                  Condition and Results of Operations.......................................7

Item 3.   Quantitative and Qualitative Disclosures about Market Risk ......................12

PART II. OTHER INFORMATION

Item 5.   Other Information................................................................13

Item 6.   Exhibits and Reports on Form 8-K.................................................13

SIGNATURE..................................................................................14


PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                        PAULA FINANCIAL AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)



                                                                                                    September 30,       December 31,
                                 ASSETS                                                                  2000              1999
                                                                                                  ------------------    ------------
                                                                                                     (Unaudited)              (*)
Investments:
   Fixed maturities, available for sale, at market
      (amortized cost: 2000, $156,997; 1999, $138,294)                                             $ 153,312              $ 130,703
   Equity securities, at market
      Preferred stock (cost: 2000, $1,000; 1999, $999)                                                   848                    828
      Common stock (cost: 2000, $2,615; 1999, $3,252)                                                  1,792                  2,357
   Invested cash, at cost (approximates market)                                                        1,324                    948
                                                                                                   ---------              ---------
         Total investments                                                                           157,276                134,836
                                                                                                   ---------              ---------

Cash (restricted: 2000, $1,819; 1999, $2,204)                                                          7,002                  6,323
Accounts receivable, net of allowance for uncollectible
     accounts (2000, $804; 1999, $758)                                                                24,598                 28,196
Reinsurance settlement receivable                                                                       --                   41,989
Reinsurance recoverable on paid and unpaid losses and
     loss adjustment expenses                                                                         11,986                 11,519
Deferred income taxes                                                                                 17,803                 17,547
Other assets                                                                                          18,817                 19,408
                                                                                                   ---------              ---------
                                                                                                   $ 237,482              $ 259,818
                                                                                                   =========              =========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Unpaid losses and loss adjustment expenses                                                         $ 145,056              $ 158,944
Unearned premiums                                                                                     17,193                 21,213
Accrued policyholder dividends                                                                           476                    237
Accounts payable and accrued expenses                                                                 10,282                 10,599
Notes payable                                                                                         13,817                 16,632
                                                                                                   ---------              ---------
                                                                                                     186,824                207,625
                                                                                                   ---------              ---------

STOCKHOLDERS' EQUITY:
Preferred Stock, $0.01 par value.  Authorized 4,058,823
    shares, none issued and outstanding                                                                 --                     --
Common stock, $0.01 par value
   (Authorized 15,000,000 shares, issued: 2000,
      6,337,079; 1999, 6,338,767)                                                                         63                     63
Additional paid-in-capital                                                                            67,371                 67,386
Accumulated deficit                                                                                   (7,420)                (4,488)
Accumulated other comprehensive loss:
   Net unrealized loss on investments                                                                 (3,075)                (5,715)
                                                                                                   ---------              ---------
                                                                                                      56,939                 57,246
Treasury stock, at cost (2000, 995,100; 1999, 631,300 shares)                                         (6,281)                (5,053)
                                                                                                   ---------              ---------
                                                                                                      50,658                 52,193
                                                                                                   ---------              ---------
                                                                                                   $ 237,482              $ 259,818
                                                                                                   =========              =========

*  Derived from audited financial statements.

    See notes to condensed consolidated financial statements.

                        PAULA FINANCIAL AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)


                                                    THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                      SEPTEMBER 30,                      SEPTEMBER 30,
                                                   2000           1999                 2000           1999
                                                ------------   ------------         -----------    -----------
                                                       (Unaudited)                         (Unaudited)
INCOME:
Premiums earned:
   Workers' compensation                            $22,312        $18,519             $81,459        $52,522
   Group medical and life                               160            213                 632            615
Commissions                                           1,842          1,302               4,565          3,278
Net investment income                                 2,648          2,278               7,821          7,419
Net realized investment losses                      (1,252)           (31)             (1,509)        (1,585)
Other                                                    64            315                 401            662
                                                ------------   ------------         -----------    -----------
                                                     25,774         22,596              93,369         62,911
                                                ------------   ------------         -----------    -----------

EXPENSES:
Losses and loss adjustment
   expenses incurred                                 20,044         12,067              70,251         34,481
Dividends provided for policyholders                     68          (207)                 245            219
Operating                                             7,712          7,511              26,709         21,562
                                                ------------   ------------         -----------    -----------
                                                     27,824         19,371              97,205         56,262
                                                ------------   ------------         -----------    -----------

Equity in net loss of unconsolidated
    affiliate                                          (45)          (160)               (704)          (430)
                                                ------------   ------------         -----------    -----------

Income (loss) before income taxes                   (2,095)          3,065             (4,540)          6,219
Income tax expense (benefit)                          (717)            949             (1,608)          1,979
                                                ------------   ------------         -----------    -----------
      NET INCOME (LOSS)                            ($1,378)         $2,116            ($2,932)         $4,240
                                                ============   ============         ===========    ===========

Earnings (loss) per share                           ($0.26)          $0.36             ($0.53)          $0.72

Weighted average shares outstanding               5,392,509      5,833,625           5,519,891      5,895,139

Earnings (loss) per share - assuming dilution       ($0.26)          $0.36             ($0.53)          $0.72

Weighted average shares outstanding -
     assuming dilution                            5,392,509      5,836,584           5,519,891      5,899,999

See notes to condensed consolidated financial statements.

                        PAULA FINANCIAL AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (In thousands)


                                                    THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                      SEPTEMBER 30,                      SEPTEMBER 30,
                                                   2000           1999                 2000           1999
                                                ------------   ------------         -----------    -----------
                                                       (Unaudited)                         (Unaudited)
Net income (loss)                                  $(1,378)         $2,116            $(2,932)         $4,240

Other comprehensive income (loss),
   net of tax: Unrealized gains (losses) on
   investments:
        Unrealized holding gains (losses)
             arising during period (tax
             impact:
             2000: $405 and $665; 1999: $496
             and $2,073)                                786          (962)               1,291        (4,022)
        Reclassifications adjustment for gains
             (losses) included in net income
             (loss)
             (tax impact:  2000: $642 and
             $695; 1999:  $10 and $54)                1,247            19               1,349          (106)
                                                ------------   ------------         -----------    -----------
                                                      2,033          (943)               2,640        (4,128)
                                                ------------   ------------         -----------    -----------
      COMPREHENSIVE INCOME (LOSS)                      $655         $1,173              ($292)           $112
                                                ============   ============         ===========    ===========

See notes to condensed consolidated financial statements.

                        PAULA FINANCIAL AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                                            NINE MONTHS ENDED
                                                                                                              SEPTEMBER 30,
                                                                                                           2000             1999
                                                                                                        ----------        ----------
                                                                                                                (Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                                     $ (2,932)         $  4,240
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES:
   Depreciation and amortization                                                                            1,295             1,343
   Amortization of fixed maturity premium, net                                                                460               408
   Equity in net loss of unconsolidated affiliate                                                             704               430
   Loss on sale of property and equipment                                                                      31                33
   Loss on sales and calls of investments                                                                   1,509             1,585
   (Increase) decrease in receivables                                                                      45,103           (29,879)
   (Increase) decrease in deferred income taxes                                                            (1,616)            1,246
   Increase (decrease) in unpaid losses and loss adjustment expenses                                      (13,888)              546
   Increase (decrease) in accrued policyholder dividends                                                      239               (97)
   Decrease in accounts payable and accrued expenses                                                         (317)           (8,160)
   Increase (decrease) in unearned premiums                                                                (4,020)            1,175
   Other, net                                                                                                (606)              657
                                                                                                         --------          --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                                        25,962           (26,473)
                                                                                                         --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of available for sale fixed maturities                                               17,447            28,507
   Proceeds from maturities and calls of available for sale fixed
     maturities                                                                                             5,859             4,345
   Proceeds from sale of property and equipment                                                               123                73
   Purchase of available for sale fixed maturities                                                        (43,339)           (5,645)
   Purchase of property and equipment                                                                        (938)           (1,349)
   Purchase of book of business                                                                              --                (105)
   Purchase of insurance agency                                                                              --              (3,049)
   Investment in unconsolidated affiliate                                                                    --              (5,500)
                                                                                                         --------          --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                                       (20,848)           17,277
                                                                                                         --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings (repayments) under line of credit agreement, net                                             (2,815)            9,070
   Issuance of notes payable                                                                                 --               1,659
   Payments on notes payable                                                                                 --                 (69)
   Dividends paid                                                                                            --                (703)
   Repurchase of common stock                                                                              (1,228)           (1,840)
   Retirement of common stock                                                                                 (16)               (2)
   Issuance of common stock                                                                                  --                   2
                                                                                                         --------          --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                                        (4,059)            8,117
                                                                                                         --------          --------

NET INCREASE (DECREASE) IN CASH AND INVESTED CASH                                                           1,055            (1,079)
Cash and invested cash at beginning of period                                                               7,271             6,717
                                                                                                         --------          --------
CASH AND INVESTED CASH AT END OF PERIOD                                                                  $  8,326          $  5,638
                                                                                                         ========          ========

See notes to condensed consolidated financial statements.

                        PAULA FINANCIAL AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 (UNAUDITED)


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

Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE B - NEW ACCOUNTING STANDARDS NOT YET ADOPTED

In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for fiscal years beginning after June 15, 2000 and establishes standards for the reporting for derivative instruments. It requires changes in the fair value of a derivative instrument and the changes in fair value of assets or liabilities hedged by that instrument to be included in income. To the extent that the hedge transaction is effective, income is equally offset by both investments. Currently changes in fair value of derivative instruments and hedged items are reported in net unrealized gain (loss) on securities. The Company has not yet adopted SFAS 133. However, the effect of adoption on the condensed consolidated financial statements at September 30, 2000 would not have been material.

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

The Company's revenues consist primarily of premiums earned from workers' compensation insurance underwriting, premiums earned from group medical insurance, commission income, net investment income and other income. Premiums earned during a period represent the portion of direct premiums written for which all or a portion of the coverage period has expired, net of reinsurance. Gross premiums written for the three months ended September 30, 2000 and 1999, were $20.1 million and $31.2 million, respectively. Gross premiums written for the nine months ended September 30, 2000 and 1999, were $81.6 million and $89.4 million, respectively. Commission income is earned from Pan Am's distribution of insurance for insurers other than PICO and PACO. Net investment income represents earnings on the Company's investment portfolio, less investment expenses. Other income consists of third party administration fees and other miscellaneous items.

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

The following combined ratio information is derived from the insurance subsidiaries, PICO and PACO, GAAP operating results:


                                                Three Months Ended                           Nine Months Ended
                                                    Adjusted      Reported                      Adjusted      Reported
                                       9/30/00      9/30/99       9/30/99          9/30/00      9/30/99       9/30/99
                                      ----------- ------------- -------------     ----------- ------------- -------------
Loss ratio                                 89.2%         78.2%         64.4%           85.6%         80.7%         64.9%
Expense ratio                              25.8%         27.5%         31.3%           25.6%         28.4%         33.1%
Policyholder dividend ratio                 0.3%        (0.7%)        (1.1%)            0.3%          0.3%          0.4%
                                      ----------- ------------- -------------     ----------- ------------- -------------

Combined ratio                            115.3%        105.0%         94.6%          111.5%        109.4%         98.4%
                                      =========== ============= =============     =========== ============= =============

The "Adjusted 9/30/99" columns exclude the impact of low layer reinsurance treaties which were not in effect in 2000.

The Company's revenues are seasonal, and have tended to be highest in the second and third quarters of each year. This is due primarily to the seasonality of the size of the workforce employed by the Company's agribusiness clients.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999:

GROSS PREMIUMS WRITTEN. The Company's gross premiums written for the three months ended September 30, 2000 decreased 35.7% to $20.1 million from $31.2 million for the comparable 1999 period. The Company's gross premiums written for the nine months ended September 30, 2000 decreased 8.7% to $81.6 million from $89.4 million for the comparable 1999 period. The decrease in gross premiums written in the third quarter relates primarily to a 26.8% decline in California writings and a 56.5% decline in Texas writings. For the first nine months of 2000, a 12.4% decline in California gross premiums written was the most significant factor in the overall decline.

NET PREMIUMS EARNED. The Company's net premiums earned for the three months ended September 30, 2000 increased 20.0% to $22.5 million from $18.7 million for comparable 1999 period and increased 54.5% to $82.1 million for the nine months ended September 30, 2000 from $53.1 million for the comparable 1999 period.

Net premiums earned in the 2000 periods were reduced by $1.4 million related to premiums ceded under a quota share agreement with the Insurance Corporation of Hannover ("ICH"), which became effective July 1, 2000. The treaty terms allow for a variable cession of premiums by PICO to ICH. Under the terms of the agreement, PICO may cede no less than 10% and no more than $12.5 million of premiums earned in fiscal year 2000 on polices that are effective on or after January 1, 2000. In 2001 PICO may cede not less than 10% and up to 25% of earned premiums to ICH.

Net premiums earned in the 1999 periods were reduced by $11.2 million in the three month period and $32.9 million in the nine month period related to premiums ceded under low layer reinsurance treaties which were not in effect during the first nine months of 2000.

COMMISSION INCOME. For the three months ended September 30, 2000 commission income increased 41.5% to $1.8 million compared to $1.3 million for the comparable 1999 period. For the nine months ended September 30, 2000 commission income increased 39.3% to $4.6 million compared to $3.3 million for the comparable 1999 period. The increase is primarily a result of increased premiums placed with insurance carriers other than PICO and PACO, rates increases on underlying workers' compensation and accident and health policies, and the acquisition of two new branch offices effective May 1, 1999. Commissions paid to Pan Am on PICO and PACO business are eliminated in the Company's consolidated financial statements.

NET INVESTMENT INCOME. Net investment income increased 16.2% to $2.6 million for the three months ended September 30, 2000 from $2.3 million for the comparable 1999 period. Net investment income increased 5.4% to $7.8 million for the nine months ended September 30, 2000 from $7.4 million for the comparable 1999 period. Average invested assets decreased to $152.7 million for the nine months ended September 30, 2000 from $163.5 million for the comparable period in 1999. The Company's average yield on its portfolio was 6.8% for the nine month period in 2000 and 6.1% for the nine month period in 1999. The 2000 average invested assets and yield calculations are skewed by a significant increase in invested assets in January 2000 following the receipt of the $42.0 million reinsurance settlement.

NET REALIZED INVESTMENT LOSSES. Net realized investment losses were $1.3 million for the three months ended September 30, 2000. In the comparable 1999 period there were no significant net realized investment losses. Net realized investment losses were $1.5 million for the nine months ended September 30, 2000 compared to $1.6 million for the comparable 1999 period. The net realized investment losses in the 1999 periods are due to the realization of an "other than temporary" decline of $1.6 million on a non-performing investment in the second quarter of 1999.

LOSSES AND LOSS ADJUSTMENT EXPENSES INCURRED. The Company's net loss ratio for the three months ended September 30, 2000 was 89.2% compared to an adjusted loss ratio for the 1999 period of 78.2%. The adjusted loss ratio for the 1999 period does not include the impact of low layer reinsurance treaties, which were not in effect in the 2000 period. The 1999 adjusted loss ratio includes 1.9% in unfavorable development on prior accident years, while the 2000 loss ratio includes the impact of 6.1% in unfavorable development on prior accident years. The adverse development in the third quarter of 2000 was primarily attributable to the Texas operation, which was substantially curtailed beginning in the second quarter 2000.

The Company's net loss ratio for the nine months ended September 30, 2000 was 85.6% compared to an adjusted loss ratio for the 1999 period of 80.7%. The adjusted loss ratio for the 1999 period does not include the impact of low layer reinsurance treaties, which were not in effect in the 2000 period. While the 1999 adjusted loss ratio includes the benefit of 0.9% in favorable development on prior accident years, the 2000 loss ratio includes the negative impact of 3.8% in unfavorable development on prior accident years. The majority of the unfavorable prior year development in the 2000 period relates to the Texas and Florida operations, both of which were substantially curtailed beginning in the second quarter of 2000.

OPERATING EXPENSES. Operating expenses increased 2.7% to $7.7 million for the three months ended September 30, 2000 from $7.5 million for the comparable 1999 period. Operating expenses in 1999 included the benefit of $2.3 million in ceding commissions received in conjunction with a low layer reinsurance arrangement that was not in effect in 2000. The GAAP expense ratio for the insurance company operations was 25.8% for the three months ended September 30, 2000 compared to a 1999 adjusted expense ratio of 27.5%. The adjusted expense ratio for the 1999 period does not include the impact of low layer reinsurance treaties, which were not in effect in the 2000 period. Expense reductions at the insurance companies were largely offset by increased expenses at Pan Am.

Operating expenses increased 23.9% to $26.7 million for the nine months ended September 30, 2000 from $21.6 million for the comparable 1999 period. Operating expenses in 1999 include the benefit of $6.9 million in ceding commissions received in conjunction with low layer reinsurance treaties which were not in effect in 2000. The GAAP expense ratio for the insurance company operations was 25.6% for the nine months ended September 30, 2000 compared to a 1999 adjusted expense ratio of 28.4%. The adjusted expense ratio for the 1999 period does not include the impact of low layer reinsurance treaties, which were not in effect in the 2000 period. Expense reductions at the insurance companies were largely offset by increased expenses at Pan Am, principally related to the acquisition of two new branch offices effective May 1, 1999.

EQUITY IN NET LOSS OF UNCONSOLIDATED AFFILIATE. The equity in net loss of unconsolidated affiliate represents the Company's share of the net loss of Montlake Insurance Holdings, LLC. The Company is accounting for this investment using the equity method.

INCOME TAXES. Income tax benefit for the three months ended September 30, 2000 was $0.7 million compared to an income tax expense of $0.9 million for the comparable 1999 period. Income tax benefit for the nine months ended September 30, 2000 was $1.6 million compared to an income tax expense of $2.0 million for the comparable 1999 period. The effective combined income tax rates for the nine months ended September 30, 2000 and 1999 were (35.4%) and 31.8%, respectively.

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

California law places significant restrictions on the ability of the insurance subsidiaries to pay dividends to PAULA Financial. Based on these restrictions and the Company's results for the year ended December 31, 1999, PAULA Financial would be able to receive $1.9 million in dividends in 2000 from its insurance subsidiaries without obtaining prior regulatory approval from the California Department of Insurance ("DOI"). No dividends were paid by the insurance subsidiaries to PAULA Financial during the nine months ended September 30, 2000. In the second quarter of 2000, PAULA Financial received cash dividends totaling $950,000 from Pan Am.

In March 1997, PAULA Financial entered into the Credit Agreement with a commercial bank providing PAULA Financial with a revolving credit facility of $15.0 million until December 31, 1999. On December 31, 1999, PAULA Financial elected to convert all the borrowings into a term loan payable in quarterly installments and maturing on December 31, 2001. At the date of conversion, the line of credit had an outstanding balance of $15.0 million. As of October 31, 2000 balances under the term loan bear interest at 11.5%. The use of the Credit Agreement was for repurchase of the Company's common stock and investments in new ventures.

Since December 31, 1999, the Company has been out of compliance with certain of its debt covenants. However, PAULA Financial is current on the term loan's regularly scheduled principal and interest payments. Because of the covenant compliance issues, under the terms of the Credit Agreement, the bank has the right to call the note and demand its immediate payment. The Company continues to negotiate with the bank in an effort to obtain waivers with respect to its non-compliance and to amend the Credit Agreement, including modifications of certain covenants. If these covenants are not amended, it is probable that the Company will continue to be out of compliance with these covenants on measurement dates at least through December 31, 2000. Each of PAULA Financial's non-insurance subsidiaries has guaranteed all obligations of PAULA Financial under the Credit Agreement.

As of September 30, 2000, the carrying value of the Company's fixed maturity securities portfolio was $153.3 million of which $153.0 million was rated. Of the rated fixed maturities portfolio 99.4% was rated "A" or better by S&P, Moody's or Fitch. The Company's investments consist primarily of taxable and tax-exempt United States government and other investment grade securities and investment grade fixed maturity commercial paper and, to a lesser extent, equity securities. The Company does not generally invest in below investment grade fixed maturity securities, mortgage loans or real estate.

California workers' compensation insurance companies are required to maintain some of their investments on deposit with the California DOI for the protection of policyholders. Other states in which PICO is licensed have also required PICO to post deposits for the protection of those states' policyholders. Pursuant to applicable state laws, PICO had, as of September 30, 2000, securities with a par value of $152.4 million held by authorized depositories pursuant to these deposit requirements. In addition to the deposits, the Company's insurance company operating subsidiaries must maintain regulated levels of capital and surplus in relation to premiums written and the risks retained by the subsidiaries.

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

PART II.  OTHER INFORMATION

Item 5:  Other Information.

In October 2000, Mr. John B. Clinton, an outside director, resigned as a director for the Company. Mr. Clinton's resignation was not a result of any disagreement with the Company, its management or the Board of Directors. Subsequent to Mr. Clinton's resignation, the Board of Directors made the decision to reduce the number of directors from five to four.

Item 6:  Exhibits and Reports on Form 8-K:

         (a)   Exhibits.

                 10.38 Workers' Compensation and Employer's Liability Quota Share Reinsurance Contract Effective July 1, 2000 issued to PAULA Insurance Company by Insurance Corporation of Hannover

                 11.      Computation of Earnings Per Share.

                 27.      Financial Data Schedule.

          (b)    Reports on Form 8-K.

                 There were no reports filed on Form 8-K during the three months ended September 30, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 13, 2000                  PAULA FINANCIAL



                                           By:  /s/ JAMES A. NICHOLSON
                                                --------------------------------
                                                Senior Vice President and Chief
                                                Financial Officer