Form 10-K
period 2000-12-31
PAULA FINANCIAL
filed 2001-03-30
CIK 929031

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                to
Commission file number 0-23181

PAULA FINANCIAL
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4640368 (I.R.S. Employer identification)

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

    The aggregate market value of the voting stock held by nonaffiliates of the registrant was $6,368,827 as of March 21, 2001.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

    As of March 21, 2001, the registrant had outstanding 5,341,979 shares of Common Stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

1.
The information called for by Part III, Items 10, 11, 12 and 13 of this report are incorporated herein from the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders.
2.
A number of the exhibits to this Report called for by Part IV, Item 14 are incorporated herein from the Company's Registration Statement on Form S-1 (Reg. No. 333-33159) filed on August 8, 1997, from Amendment No. 1 thereto, from the Company's Annual Reports on Form 10-K for the years ending December 31, 1999 and 1998 and from the Company's Quarterly Reports on Form 10-Q for the quarters ending September 30, 1998, March 31, 1999, September 30, 1999 and September 30, 2000.

PART I

Item 1. BUSINESS

The Company

    PAULA Financial and subsidiaries (collectively, "the Company") is a California-based specialty underwriter and distributor of commercial insurance products which, through its subsidiary PAULA Insurance Company ("PICO"), underwrites workers' compensation insurance products and services for the agribusiness industry. The Company began operations in 1946 as an insurance agency providing workers' compensation and group medical employee benefits to agribusiness employers in underserved rural markets. In 1974, PICO was formed to underwrite the workers' compensation portion of the business distributed by Pan American Underwriters, Inc. ("Pan Am"), the Company's insurance agency. The Company also owns Pan Pacific Benefit Administrators ("PPBA"), a third party administration ("TPA") operation.

Scope of Operations

    The Company has operated in California for more than 50 years and in Arizona for more than 40 years. In 1994, the Company commenced operations in Oregon to test whether its business formula would prove successful in other jurisdictions with significant labor-intensive agribusiness operations. The Company wrote its first policy in Oregon on January 1, 1995. The Company's experience in Oregon indicated that the business formula could be successful in other states. Subsequently, the Company expanded into Alaska, Florida, Idaho, Nevada, New Mexico and Texas. In 2000, the Company elected to scale back operations in states where the environment made it difficult to produce profits. Consequently, the Company is running off its books of business in Florida, Texas and Nevada and does not anticipate writing new business in these jurisdictions for the foreseeable future.

Products and Services

    The Company's principal product consists of workers' compensation insurance policies sold primarily to agribusiness employers. For the year ended December 31, 2000, workers' compensation net premiums earned accounted for 88.7% of the Company's revenues.

    In order to differentiate its workers' compensation product from its competitors, the Company has developed a number of innovative product features, including: (i) automatic coverage in California for discrimination claims based on an employee's intent to file a workers' compensation claim; (ii) available employment practices liability ("EPL") insurance in California, which provides coverage for sexual harassment, wrongful termination and discrimination; and (iii) automatic benefits for the provision of occupational medicine to workers' compensation claimants in Mexico.

    As a general commercial agent, Pan Am distributes group health insurance, property and casualty insurance, life and disability insurance and other products underwritten by unaffiliated insurance companies to the Company's agribusiness clients. See also "Distribution."

    PPBA is a licensed TPA which has historically provided independent administration of claims and related services for self-insured employers' health benefit plans. Prospectively, the Company anticipates using the PPBA platform to provide a broad range of managing general agency services.

    The Company, through Pan Am, also sells "AmeriMex", a product which, until November 2000, was underwritten by PAULA Assurance Company ("PACO"), a wholly owned subsidiary of PAULA Financial. AmeriMex is typically sold alongside PICO's workers' compensation product in California and provides group medical benefits for services rendered at three provider hospitals in Mexico. Additionally, until November 2000, PACO offered low limit group term life and accidental death and dismemberment insurance to employer groups. For the year ended December 31, 2000, group medical and group life products accounted for an aggregate of less than 1.5% of the Company's revenues. The Company is in the process of liquidating PACO. The liquidation is expected to be completed in early 2001.

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

  Technology

    The Company believes that a key success factor going forward will be the effective use of technology to leverage resources. In recent years, the Company has taken various initiatives to improve its technology assets. Along those lines, effective January 2001, the Company entered into a service agreement with InsureTrade.com. InsureTrade.com is a subscription based, Internet enabled, supply chain management solution that facilitates property and casualty insurance transactions. In 2001, the Company plans to expand its California distribution network to selected rural agencies utilizing the InsureTrade.com platform. The use of the InsureTrade.com platform allows the Company to develop additional agency relationships without incurring the usual infrastructure development and maintenance costs. The Chairman and Chief Executive Officer of the Company is also the founder and Chairman of InsureTrade.com.

  Integrated Distribution

    The Company has developed an expertise in the agribusiness industry through its long history of both distributing and underwriting insurance and through a focus on the agent-customer relationship. The Company believes that Pan Am's direct interest in the Company's success results in a cooperative relationship among the agent, the underwriter, loss control consultants, claims management personnel and the customer and its employees. Pan Am is the largest distributor for PICO.

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

    The Company believes it gains significant marketing benefits from the endorsements Pan Am has developed for the Company. These trade association endorsements allow the Company to be identified with brand names significant to agribusiness customers. Trade associations which have endorsed the Company recommend the Company's products and services to their members. Endorsements provide the Company with access to large groups of potential customers without the usual sales process of prospecting individual clients.

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

  Trade Associations and Safety Groups

    The Company believes that it gains significant marketing and underwriting benefits from the efforts of Pan Am to obtain endorsements from agricultural trade associations and to promote the formation and operation of safety groups. Trade association endorsements are made and renewed on an annual basis. As of December 31, 2000, one trade association or safety group accounted for 5.4% of the Company's estimated annual premium ("EAP"). The Company individually underwrites each policy and is not obligated to offer insurance to any trade association member. The Company works with significant independent employers or groups of employers in selected crops or industries to form safety groups for group insurance purchasing and safety training purposes. Safety groups are entities which are registered with the applicable Department of Insurance ("DOI") and formed primarily to encourage workplace safety among employer members of the group and to purchase workers' compensation insurance as a group.

Distribution

  Direct

    The Company, operating through its wholly-owned subsidiary Pan Am, distributes its workers' compensation products to employers in California, Arizona and Oregon. Management believes Pan Am is one of the largest agency operations specializing in offering employee benefit products to agribusiness-related employers in California and Arizona. Pan Am had commission revenues (before intercompany eliminations) of $10.6 million and $9.2 million in 2000 and 1999, respectively. Pan Am, as agent and broker, offers its customers a wide range of insurance products tailored to agribusiness employers' specific needs.

    Pan Am's revenues are derived from commissions from the placement of insurance with insurance carriers, including PICO and PACO. In 2000 and 1999, Pan Am placed 29% and 37%, respectively, of its total insurance premiums with PICO and PACO. The Company's integration of the sales and underwriting elements of the workers' compensation insurance business sold through Pan Am enhances the Company's ability to retain this business. PICO's insurance business sold through Pan Am is not vulnerable to being moved at the sole discretion of the agent, although PICO's insurance sold through Pan Am is still subject to competition from other insurance agents. For 2000 and 1999, 32% and 30%, respectively, of PICO's premiums written was sold through Pan Am.

    Pan Am has 77 full-time equivalent employees operating from 17 offices in California, Arizona and Oregon; most of these locations also house PICO personnel and operations. This provides Pan Am sales personnel with direct access to insurance company underwriting and claims personnel which, the Company believes, improves the effectiveness of Pan Am's sales and servicing efforts.

  PAULA Trading Company

    To enhance the Company's presence in rural areas not served by Pan Am, the Company affiliates with insurance agencies of similar size and operating histories to Pan Am, primarily through the PTC membership arrangement. PTC members have access to PAULA's innovative product features such as an EPL product and have the potential to join various insurance agency marketing arrangements. Commission structures are negotiated separately with each agency; however, the majority of PTC agencies receive the Company's standard commission rate.

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

Workers' Compensation System

    Workers' compensation is a statutory system under which an employer is required to reimburse its employees for the costs of medical care and other specified benefits for work-related injuries or illnesses. Most employers comply with this requirement by purchasing workers' compensation insurance. The principal concept underlying workers' compensation laws is that an employee injured in the course of his or her employment has only the legal remedies for that injury available under workers' compensation law and does not have any other claims against his or her employer. Generally, workers are covered for injuries which occur in the course and scope of their employment. The obligation to pay such compensation does not depend on any negligence or wrong on the part of the employer and exists even for injuries that result from the negligence or wrongs of another person, including the employee.

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

Underwriting

  Agribusiness Underwriting Expertise

    Knowledge of Agribusiness Risks.  The Company's rate making process benefits significantly from more than 50 years of claim experience in the agribusiness industry and a proprietary database built over 25 years. This database includes experience by class of business and by subclass within those business classes in which the Company specializes. The information in the database has been developed since PICO's inception and is relevant today in that the Company continues to specialize in many of the same classes of business in which it has historically focused. This experience has enabled the Company to differentiate risks by creating many farm classes and subclasses, reflecting the unique characteristics of job classifications and differences in farming operations.

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

    The Company focuses on small- to medium-sized accounts which make up the broadest segment of agribusiness employers. PICO's average annual workers' compensation policy premium, as measured by EAP, was $8,309 as of December 31, 2000. The Company has found that smaller businesses tend to be supervised by the owner rather than management staff. The Company believes that an employer's claims experience directly depends on the owner's commitment to workplace safety and its hiring practices. By underwriting small- to medium-sized accounts, the Company has an opportunity to assess directly the owners' commitment to workplace safety rather than trying to assess such commitment through interaction with management staff.

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

    The Company has established an underwriting referral policy designed to allow the Company's senior underwriting officer to review all large and unusual underwriting opportunities. All accounts with (i) high EAP, (ii) high experience modifications (indicating poor prior claims experience), (iii) a projected overall rate reduction at renewal, or (iv) large variations from the Company's standard rates are reviewed by the senior underwriting officer, often in consultation with senior claims officers, loss control officers, the chief actuary and/or the chief financial officer.

    The Company's underwriting department personnel has extensive experience in property/casualty underwriting. Each of the senior underwriters is given individually determined binding authority.

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

    For a description of regulation of workers' compensation insurance premium rates, see "Business—Regulation
—Regulation of PICO's Business in Each State in Which it is Licensed".

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

  Management of Claims Costs

    The Company's Special Investigation Unit reviews each claim for potential fraud as it is reported to the Company rather than only those claims referred to the unit by claims adjusters after they suspect fraud, as the Company believes is more typical in the industry. By reviewing every claim at an early stage, the Company is able to take advantage of its experience in identifying the principal indicators of fraud and thereby mitigate its exposure to fraudulent claims. The Company believes its Special Investigation Unit's review of every claim diminishes the number of fraudulent claims paid by the Company. The Company has also established a separate litigation management unit, which makes extensive use of alternative dispute resolution techniques to settle claims prior to these claims going before local workers' compensation appeals boards. The Company periodically holds special one-day arbitration conferences with retired workers' compensation judges to attempt to settle pending claims.

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

  Claims Personnel

    The Company's claims management is conducted under the direction of a management team with extensive experience in the industry. The Company believes that the combination of experience and manageable caseloads allows claims personnel to be more effective at managing claims through frequent contact with policyholders, injured workers and medical providers.

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

    Reserves for losses and LAE are evaluated periodically using a variety of actuarial and statistical techniques for producing current estimates of expected claim costs. Claim frequency and severity and other economic and social factors are considered in the evaluation process. Since the Company relies on both actual historical data, which reflect past inflation, and on other factors which are judged to be appropriate modifiers of past experience, the Company uses an implied, rather than explicit, provision for inflation in its calculation of estimated future claim costs. Adjustments to reserves are reflected in operating results for the periods in which they are made.

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

Reconciliation of Reserves for Losses and LAE
(in thousands)

	2000	1999	1998
Unpaid loss and loss adjustment expenses beginning of year	$158,944	$136,316	$77,784
Less: reinsurance recoverable on unpaid losses and LAE	11,519	25,137	6,394
PACO reserves	207	377	343

Net PICO balance, beginning of year	$147,218	$110,802	$71,047

Incurred related to:
Current period	74,908	64,896	107,850
Prior periods	21,217	17,179	6,268

	$96,125	$82,075	$114,118

Settlement of Reliance treaties (See "Reinsurance")	—	41,989	—
Paid related to:
Current period	25,705	34,318	34,374
Prior periods	85,928	53,330	39,989

	$111,633	$87,648	$74,363

Net PICO balance, end of year	131,710	147,218	110,802
Plus: reinsurance recoverable on unpaid losses and LAE	20,867	11,519	25,137
PACO reserves	20	207	377

Unpaid loss and loss adjustment expenses, end of year	$152,597	$158,944	$136,316

    The table below shows changes in historical workers' compensation net loss and LAE reserves for PICO for each year since 1990. Reported reserve development is derived from information included in PICO's statutory financial statements. The first line of the upper portion of the table shows the net reserves as of December 31 of each of the indicated years, representing the estimated amounts of net outstanding losses and LAE for claims arising during that year and in all prior years that are unpaid, including losses that have been incurred but not yet reported to the Company. The upper portion of the table shows the restated amount of the previously recorded net reserves for each year based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about claims for individual years. The lower portion of the table shows the cumulative net amounts paid as of December 31 of successive years with respect to the net reserve liability for each year.

    In evaluating the information in the table below, it should be noted that each amount includes the effects of all changes in amounts for prior periods. For example, if a loss determined in 1993 to be $10,000 was first reserved in 1990 at $8,000, the $2,000 deficiency would be included in the cumulative redundancy (deficiency) for each of the years 1989 through 1993 shown below. This table, unlike the table headed "Calendar Year Development by Accident Year" that follows, does not present accident or policy year development data. Conditions and trends that have affected the development of liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

Changes in Historical Net Reserves for Losses and LAE
(in thousands)

	1990	1991	1992	1993	1994	1995	1996	1997	1998	1999	2000
Unpaid losses and loss adjustment expenses at end of year	$49,104	$57,909	$59,492	$56,792	$53,287	$49,982	$48,760	$71,047	$110,802	$147,218	$131,710
Reserve re-estimated as of:
One year later	52,209	58,618	57,000	52,837	49,403	47,335	50,346	77,315	127,981	168,435
Two years later	53,491	60,095	57,115	50,480	48,189	45,041	50,910	86,677	145,018
Three years later	54,316	60,733	55,305	50,647	46,855	45,814	55,447	92,377
Four years later	55,269	59,806	56,725	50,056	47,928	47,868	58,662
Five years later	54,808	60,286	56,813	50,707	49,173	49,620
Six years later	55,184	60,794	57,225	51,679	50,170
Seven years later	55,738	61,188	58,123	52,355
Eight years later	55,932	61,702	58,753
Nine years later	56,281	62,196
Ten years later	56,701
Cumulative redundancy (deficiency)	(7,597)	(4,287)	739	4,437	3,117	362	(9,902)	(21,330)	(34,216)	(21,217)
Cumulative paid as of:
One year later	21,736	25,543	23,464	21,711	21,742	21,680	25,133	39,989	53,330	85,928
Two years later	36,021	40,328	37,040	34,721	33,601	33,007	38,328	61,986	100,691
Three years later	43,482	48,429	45,529	41,855	39,372	38,784	45,768	76,046
Four years later	47,923	53,416	50,395	45,253	42,807	42,253	51,206
Five years later	50,713	56,250	52,941	47,231	45,078	45,171
Six years later	52,442	58,261	54,642	48,696	47,033
Seven years later	53,801	59,406	55,848	50,086
Eight years later	54,558	60,181	56,872
Nine years later	55,090	60,993
Ten years later	55,670
Net unpaid losses and loss adj. expenses December 31									$110,802	$147,218	$131,710
Reinsurance recoverable									25,137	11,519	20,867

Gross unpaid losses and loss adj. expenses December 31									$135,939	$158,737	$152,577

Re-estimated net unpaid losses and loss adjustment expenses									$145,018	$168,435
Re-estimated reinsurance recoverable									32,574	16,866

Re-estimated gross unpaid losses and loss adjustment expenses									$177,592	$185,301

Gross cumulative redundancy (deficiency)									$(41,653)	$(26,564)

    The following table is derived from the table above and summarizes the effect of reserve re-estimates net of ceded reinsurance on calendar year operations for the same ten-year period ended December 31, 2000. The total of each row details the amount of reserve re-estimates made in the indicated calendar year and shows the accident years to which the re-estimates are applicable. The total of each accident year column represents the cumulative reserve re-estimates for the indicated accident year(s).

Calendar Year Development by Accident Year
(in thousands)

	1990 and prior	1991	1992	1993	1994	1995	1996	1997	1998	1999	Total Calendar Year Effect
Calendar years
2000	$(420)	$(74)	$(136)	$(46)	$(321)	$(755)	$(1,463)	$(2,485)	$(11,337)	$(4,180)	$(21,217)
1999	(349)	(165)	(384)	(74)	(273)	(809)	(2,483)	$(4,825)	(7,817)		(17,179)
1998	(194)	(200)	(18)	(239)	(422)	300	209	(5,704)			(6,268)
1997	(554)	46	420	679	743	960	(3,880)				(1,586)
1996	(376)	(104)	(940)	1,253	1,381	1,433					2,647
1995	461	466	883	547	1,527						3,884
1994	(953)	315	523	4,070							3,955
1993	(825)	(652)	3,969								2,492
1992	(1,282)	573									(709)
1991	(3,105)										(3,105)

Cumulative re-estimates for each accident year	$(7,597)	$205	$4,317	$6,190	$2,635	$1,129	$(7,617)	$(13,014)	$(19,154)	$(4,180)	$(37,086)

    PICO and the California workers' compensation industry as a whole experienced relatively high incurred losses and LAE during accident years 1990-1992 as a result of laws enacted in 1989 which had the unintended effect of permitting the filing of fraudulent workers' compensation claims. PICO determined reserves for accident years 1993 and 1994, and to a lesser extent, 1995, based on the relatively high incurred loss and LAE trends for the 1990-1992 accident years. PICO's actual incurred losses and LAE for the 1993-1995 accident years proved to be lower than anticipated and PICO's original reserves for these periods were redundant. During the three year period ended December 31, 1996, PICO experienced an aggregate of approximately $10.5 million in reserve recoveries attributable primarily to favorable development on losses and LAE for accident years 1993-1995.

    During 1997, PICO experienced an aggregate of approximately $1.6 million in net reserve development. Adverse reserve development of $3.9 million on the 1996 accident year was partially offset by reserve recoveries of $2.4 million on accident years 1993-1995. PICO established its initial reserves on the 1996 accident year based on the favorable trends for the 1993-1995 accident years. The development for the 1996 accident year resulted from claims trends less favorable than those experienced by the Company for the 1993-1995 accident years.

    During 1998, PICO experienced an aggregate of approximately $6.3 million in net reserve development, principally related to the 1997 accident year. In the first two quarters of 1998, the Company saw reserve development on the 1997 accident year for California business in excess of its expectations given prior year reserving trends. The Company's second quarter reserve adjustment, expressed as a percentage of related premiums, implied a pricing deficiency for those periods. The Company began to address this pricing deficiency in mid-1998 through rate increases and non-renewal activity. The Company continued to pursue rate increases in 1999 and 2000.

    During 1999, PICO experienced an aggregate of approximately $17.2 million in net reserve development, $12.6 million of which related to the 1997 and 1998 accident years. The reserve development in those accident years was largely related to the California book of business and was generally attributable to longer claim durations, principally on litigated claims.

    During 2000, PICO experienced an aggregate of approximately $21.2 million in net reserve development, $11.3 million of which related to continued development on the 1998 accident year, largely attributable to extended claim durations for the California book of business. Additionally, the 1999 accident year had adverse development of $4.2 million. The reserve development for the 1999 accident year as well as a contributing factor to the 1998 development can be attributed to the Texas operations. In late 1999, the Company transitioned its portfolio of open claims from an independent TPA to PICO's in-house claim staff. Consistent with the Company's claims approach, the in-house staff took a more proactive approach to claim settlement resulting in an increase in estimated claim costs.

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

    The Company makes the determination of the amount of the dividends it chooses to pay on its participating policies generally 12 to 30 months after policy expiration, and such payments require approval by PICO's board of directors. The Company intends to continue to issue policies in Arizona, Oregon and Idaho that are eligible for policyholder dividend consideration.

Reinsurance

    Insurance risk is ceded primarily to reduce the liability on individual claims and to protect against catastrophic losses. The Company follows the industry practice of reinsuring a portion of its risks on an excess of loss reinsurance basis. For this coverage, the Company pays the reinsurer a portion of the premiums received on all policies. In return, the reinsurer agrees to reimburse the Company for all losses in excess of a predetermined amount, commonly referred to as the insurance company's retention. Occasionally, the Company has also chosen to quota-share a portion of its retained claims exposure. In a quota-share reinsurance contract, the Company and the reinsurer share premiums, losses and LAE on a proportional basis based on each party's interest in the quota-shared risk. Many times quota-share reinsurance is used as a means to manage a company's premium to surplus leverage ratio.

    The Company maintains excess of loss reinsurance treaties with various reinsurers for workers' compensation. Since 1974, General Reinsurance Corporation ("GenRe") has been the Company's primary excess of loss reinsurer. GenRe is currently assigned a letter rating of "A++ (Superior)" by A.M. Best. The Company's upper layers of reinsurance coverage (in excess of $10.3 million) are currently provided by a group of companies contracted through a reinsurance intermediary owned by GenRe. All such carriers are currently assigned a rating of "A-" or better by A.M. Best. Under the current workers' compensation reinsurance treaties, various reinsurers assume liability on that portion of the loss that exceeds $250,000 per accident, up to a maximum of $60.3 million per accident. An accident is defined as a single event, whether it affects one or more persons. In July 1998, the Company modified its prior existing excess of loss reinsurance treaty on the $250,000 excess of $250,000 layer to retain the first $2.0 million in annual aggregate losses, with a corresponding reduction in the Company's reinsurance rate. Effective July 1, 2000, the deductible structure was changed from a fixed $2.0 million to 2.0% of earned premium.

    Effective July 1, 2000, PICO entered into a variable rate quota share agreement with the Insurance Corporation of Hannover ("ICH"). Under the terms of the agreement, PICO may cede no less than 10% and no more than $12.5 million of premiums earned in 2000 on policies with an effective date on or after January 1, 2000. The selection of the quota share percentage is at PICO's discretion. For the year ended December 31, 2000, PICO ceded 10% of policy year 2000 premiums earned in the last six months of the year to ICH. In 2001, PICO may cede not less than 10% and up to 25% of earned premiums to ICH.

    Effective January 1, 2001, PICO entered into a quota share agreement with Everest Reinsurance Company ("Everest Re"). Under the terms of the agreement, PICO will cede a minimum of 35% and has the option to cede up to a maximum of 75% of policy year 2001 earned premium to Everest Re.

    Under this combined quota share program, the Company has the ability to cede up to 75% of policy year 2001 earned premium.

    The Company has also entered into a 90% quota-share reinsurance agreement with the Venton Syndicate of Lloyds of London with respect to the underwriting risk of its EPL product. The Company's EPL product generated gross premiums written of $325,000 for the year ended December 31, 2000.

    In October 1998, the Company entered into a two year excess of loss and quota-share reinsurance arrangement with Reliance Insurance Company ("Reliance"). Under this arrangement, the Company ceded various portions of its exposure for claims in excess of $10,000 and quota-shared a portion of its risks under $10,000. The treaties with Reliance were settled and commuted effective September 30, 1999. The Company received the cash settlement of $42.0 million from Reliance on January 27, 2000. The settlement amount included the return of net premiums ceded during the twelve months the treaties were in effect plus a substantial break-up fee. The difference between the break-up fee and the economic benefits derived from the treaties while they were in effect was a loss of $0.8 million, pre-tax. The Company has accounted for this transaction as a commutation.

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

Investments and Investment Results

    The Company employs a conservative investment strategy emphasizing asset quality and the matching of maturities of its fixed maturity investments to the Company's anticipated claim payments and expenditures or other liabilities. In 2000, the Company changed its investment advisor from Conning Asset Management Company to General Re—New England Asset Management, Inc. ("New England Asset Management"). New England Asset Management acts as an independent investment advisor for the bulk of the Company's investment portfolio pursuant to the terms of a written agreement and the Company's written investment guidelines.

    New England Asset Management has discretion to enter into investment transactions within the Company's investment guidelines. In practice, this discretion is generally exercised only with respect to the reinvestment of maturing securities in similar securities. In the case of sales of securities prior to maturity, or the acquisition of securities which differ from the types of securities already present in the portfolio, New England Asset Management will routinely consult with the Company's Chief Investment Officer prior to entering into such transactions. Among other things, the investment advisor seeks to match the average duration of the portfolio's assets with the estimated average duration of the Company's liabilities. New England Asset Management's fee is based on the amount of assets in the portfolio and is not dependent upon investment results or portfolio turnover.

    The amount and types of investments that may be made by the Company's insurance subsidiaries are regulated under the California Insurance Code and related rules and regulations promulgated by the California DOI. Subject to such applicable state laws and regulations, investment policies and investment decisions are approved by the Company's investment committee and are reviewed by the Board of Directors. The Company modifies its mix of tax-exempt and taxable securities from time to time based on effective after-tax yield and tax planning considerations. Management intends to hold all of the Company's fixed maturity investments for indefinite periods of time but these investments are available for sale in response to changes in interest rates, tax planning considerations or other aspects of asset/liability management.

    As of December 31, 2000, the carrying value of the Company's investment portfolio was approximately $148.3 million and amortized cost was approximately $150.0 million. The diversification of the Company's investment portfolio as of December 31, 2000 is shown in the table below:

Consolidated Investment Position

	As of December 31, 2000
Type of Investment	Carrying Value (1)	Amortized Cost	Percent of Total Carrying Value
	(dollars in thousands)
Fixed maturities: (2)
United States government agencies and authorities	$15,942	$15,760	10.7%
States, municipalities and political subdivisions	26,470	26,485	17.8%
Corporate securities	56,021	56,852	37.8%
Collateralized mortgage obligations and other asset backed securities	36,332	36,675	24.5%

Total fixed maturities	$134,765	$135,772	90.8%
Equity securities	2,197	2,900	1.5%
Invested cash	11,373	11,373	7.7%

Total investments	$148,335	$150,045	100.0%

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

    In early 1999, PAULA Financial made an investment in the recently formed Montlake Insurance Holdings, LLC ("Montlake"), the parent company of Montlake Casualty, a specialty workers' compensation insurance company. The Company invested $5.5 million and has the option to acquire additional equity. The Company is accounting for its investment in Montlake using the equity method. The Company recognized its equity in the net loss of Montlake of $0.5 million and $1.3 million for the years ended December 31, 2000 and 1999, respectively. Based on Montlake's unfavorable 2000 operating results, specifically adverse loss development at their Bermuda captive, which is in run-off, in December 2000 the Company recorded a $3.3 million impairment loss to reduce the carrying value of its investment in Montlake to $0.

    As of December 31, 2000 the Company did not own any mortgages or real estate. As of December 31, 2000, 99.3% of the Company's fixed maturity securities carried a National Association of Insurance Commissioners ("NAIC") Class 1 designation (or a comparable rating agency designation).

    At December 31, 2000, the Company owned a total of $36.7 million amortized cost of mortgage backed and other asset backed securities. Mortgage backed securities accounted for $13.5 million of the total. All of the mortgage backed securities holdings were AAA-rated Agency pass through and collateralized mortgage obligations ("CMO's"). As of December 31, 2000, the average life of the mortgage backed security portfolio was just over 6 years.

    Asset backed holdings totaled $23.2 million at year end and primarily consisted of traditional AAA rated automobile loan and credit card receivable backed financings. In addition, the Company had modest exposures to AA-rated home equity and automobile loans and AAA-rated collateralized bond obligation debt issues. As of December 31, 2000, the average life of the asset backed securities portfolio was just over 2 years.

    The primary objective of the mortgage and asset backed holdings is to provide incremental investment income while controlling maturity extension and prepayment risks.

    The following table sets forth certain information regarding the investment ratings of the Company's fixed maturity investment portfolio as of December 31, 2000:

Fixed Maturity Portfolio by Standard & Poor's ("S&P") Rating

Ratings (1)	Carrying Value	Amortized Cost	Percentage of Total Carrying Value
	(dollars in thousands)
AAA	$72,083	$72,318	53.5%
AA	25,012	25,019	18.6%
A.	36,682	37,437	27.2%
BBB to B	988	998	0.7%

Total	$134,765	$135,772	100.0%

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

    The following table sets forth certain information regarding the maturity profile of the Company's fixed maturity securities as of December 31, 2000 based on the earlier of the pre-escrowed date or the scheduled maturity date:

Fixed Maturity Portfolio by Years to Maturity

Maturity	Carrying Value	Percentage of Carrying Value
	(dollars in thousands)
One year or less	$19,686	14.6%
After one year through five years	51,852	38.6%
After five years through ten years	24,284	18.0%
After ten years	2,611	1.9%
Mortgage- and asset-backed securities (1)	36,332	26.9%

Total	$134,765	100.0%

(1)
Mortgage- and asset-backed securities generally are more likely to be prepaid than other fixed maturity securities. Therefore, contractual maturities are excluded from this table since they may not be indicative of actual maturities.

    The Company's investment results for each of the years in the three-year period ended December 31, 2000 were as follows:

Investment Portfolio Results

	Years Ended December 31,
	2000	1999	1998
	(dollars in thousands)
Net pre-tax investment income (1)	$10,311	$9,697	$9,540
Average total invested assets (2)	146,769	160,848	156,872
Annual pre-tax yield on average total invested assets (3)	7.0%	6.0%	6.1%
Net pre-tax realized investment gains (losses)	$(5,592)	$(1,515)	$1,706

(1)
Calculated net of investment expenses and excluding capital gains and losses and provision for income taxes.

(2)
Calculated based on an average of the beginning and end of period total investments. For the purpose of this calculation, investment balances were at cost (fixed income securities at amortized cost).

(3)
Pre-tax yield is calculated as investment income (including dividend income in the case of equities) divided by average total invested assets. The 2000 annual pre-tax yield as calculated above is skewed by the receipt of a $42.0 reinsurance settlement from Reliance in January 2000. The increase in the portfolio early in the year understated the Company's average total invested assets for 2000 as calculated above. The actual return is closer to historical levels.

    The following table summarizes net investment income from the Company's portfolio for the years ended December 31, 2000, 1999 and 1998:

Net Investment Income by Investment Type

	Years Ended December 31,
	2000			1999			1998
	Income	Pre- tax Yield (1)	Realized Gains (Losses)	Income	Pre- tax Yield (1)	Realized Gains (Losses)	Income	Pre- tax Yield (1)	Realized Gains (Losses)
	(dollars in thousands)
Fixed maturity securities:
Tax-exempt(2)	$1,337	5.0%	$—	$1,352	5.3%	$(63)	$3,148	6.2%	$1,846
Taxable	6,565	6.0	(2,001)	7,986	6.2	(1,452)	5,338	5.9	(362)
Equities	773	21.6	(318)	330	7.8	—	500	7.8	222
Short-term	1,962	31.8	—	389	22.1	—	910	10.3	—
Equity investment	—	—	(3,273)	—	—	—	—	—	—

Total	$10,637	7.2%	$(5,592)	$10,057	6.3%	$(1,515)	$9,896	6.3%	$1,706

Less investment expense	326		—	360		—	356		—

Total	$10,311	7.0%	$(5,592)	$9,697	6.0%	$(1,515)	$9,540	6.1%	$1,706

(1)
Pre-tax yield is calculated as investment income (including dividend income in the case of equities) divided by the average of the beginning and end of year investment balances. For the purpose of this calculation, investment balances were at cost (fixed income securities at amortized cost).

(2)
For purposes of comparison to yields on taxable securities, those yields on tax-exempt securities are equivalent to average pre-tax yields of 6.4% for 2000, 6.8% for 1999, and 8.0% for 1998 assuming that the tax rate was 34% and further assuming that 15% of a portion of the tax-exempt interest was subject to federal income tax under certain provisions applicable only to insurance companies.

A.M. Best

    A.M. Best publishes ratings on insurance companies based on a comparative analysis of the financial condition and operating performance as determined by their publicly available reports and meetings with management. On March 9, 2001, A.M. Best announced that they were lowering PICO's rating from a "B" (Fair) to a "B-" (Fair). In its announcement, A.M. Best indicated that the downgrade reflected PICO's increased premium leverage, but also noted that recent underwriting results have improved significantly. The Company believes it has addressed A.M. Best's premium leverage concerns by putting into place prospective quota share arrangements. A.M. Best reviews its ratings periodically and there can be no assurance that PICO's current rating will be maintained in the future.

Regulation

  General

    The Company is subject to regulation by the DOI's in each jurisdiction in which they transact insurance. These DOI's have broad regulatory, supervisory and administrative powers over the insurance subsidiaries. Primary regulatory authority, however, rests with the California DOI, the regulator in the Company's insurance subsidiaries' state of domicile. While the exercise of their authority may have company-wide ramifications, regulators in non-domiciliary states focus primarily on the operation of an insurer within their respective states.

    State insurance regulation is generally intended for the benefit and protection of policyholders and claimants under insurance policies rather than stockholders. The nature and extent of such regulation vary from jurisdiction to jurisdiction, but typically involve: (i) standards of solvency and minimum amounts of capital and surplus which must be maintained; (ii) limits on types and amounts of investments; (iii) restrictions on the size of risks which may be insured by a single company; (iv) licensing of insurers and their agents; (v) required deposits of securities for the benefit of policyholders; (vi) approval of policy forms; (vii) establishment of statutory reporting practices and the form and content of statutory financial statements; (viii) establishment of methods for setting statutory loss and expense reserves; (ix) review, and in certain instances prior-approval, of premium rates; (x) limits on transactions among insurers and their affiliates; (xi) approval of all proposed changes of control; (xii) approval of dividends; (xiii) setting and collecting guarantee fund assessments; and (xiv) required filing of annual and other reports with respect to the financial condition and operation of insurers. In addition, state regulatory examiners perform periodic financial and underwriting examinations of insurers.

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

    California law places significant restrictions on the ability of the insurance subsidiaries to pay dividends to PAULA Financial. All dividends from PICO and PACO, as California-domiciled insurers, require prior notice to the California DOI. All "extraordinary" dividends must be approved in advance by the California DOI. A dividend is deemed "extraordinary" if, when aggregated with all other dividends paid within the preceding twelve months, the dividend exceeds the greater of (i) PICO's statutory net income or PACO's statutory net gain from operations (both excluding unrealized capital gains) for the preceding calendar year or (ii) 10% of policyholder surplus as of the preceding December 31st. Additionally, unless approved in advance by the California DOI, no dividend may be paid by PICO or PACO except from earned surplus. Dividends paid from earned surplus which do not exceed the definition of "extraordinary" must be reported to the California DOI within five business days after declaration. Insurers are prohibited from paying such dividends until ten business days after the California DOI's receipt of such notice. The California DOI may disallow payment of any dividend if, in the California DOI's opinion, the payment would in any way violate the California Insurance Code or be hazardous to policyholders, creditors or the public. Based on these limitations and statutory results, as of December 31, 2000, PICO would not be able to dividend any funds to its parent in 2001 without obtaining prior regulatory approval. However, PAULA Financial would be able to receive $0.3 million in dividends in 2001 from PACO without obtaining prior regulatory approval from the California DOI. The Company is in the process of liquidating PACO. The liquidation is expected to be completed in early 2001.

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

  Examinations

    The accounts and businesses of PICO and PACO are subject to periodic statutory examination by the California DOI and by the DOI's in each jurisdiction in which they transact business. The California DOI has completed its fieldwork of PICO and PACO for the three-year period ended December 31, 1999 and is in the process of finalizing its report. Based on discussions with the California DOI, it is the Company's understanding that the draft report discloses an adjustment to loss reserves as of December 31, 1999 which was less than the amount of adverse development recorded by PICO in 2000. Consequently there is no impact to statutory surplus as of December 31, 2000.

  NAIC's Statutory Accounting Initiative

    The NAIC's project to codify accounting practices was approved by the NAIC in March 1998. The approval included a provision for commissioners' discretion in determining appropriate statutory accounting for insurers in their states. Consequently, prescribed and permitted accounting practices may continue to differ from state to state. Codification became effective on January 1, 2001. The implementation of codification resulted in an increase in PICO's statutory surplus of $1.2 million. There was no material impact to PACO's statutory surplus. However, the Company is unable to predict how insurance rating agencies will interpret or react to these changes. No assurance can be given that future legislative or regulatory changes resulting from NAIC activities will not adversely affect the Company.

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

    The following table sets forth the different levels of RBC that may trigger regulator involvement and the actions that may be triggered:

Level	Trigger	Corrective Action
Company Action Level	Adjusted capital less than 200% of authorized control level	Submit a comprehensive plan to insurance commissioner
Regulatory Action Level	Adjusted capital less than 150% of authorized control level	In addition to above, insurer is subject to examination, analysis and specific corrective action
Authorized Control Level	Adjusted capital less than 100% of authorized control level	In addition to both of the above, insurance commissioner may place insurer under regulatory control
Mandatory Control Level	Adjusted capital less than 70% of authorized control level	Insurer must be placed under regulatory control

    The comprehensive plan required at the Company Action Level and certain other levels must: (i) identify the conditions in the insurer that contribute to the failure to meet the capital requirements; (ii) contain proposed corrective actions that the insurer intends to make and that would be expected to result in compliance with capital requirements; (iii) provide certain projections of the insurer's financial results for the current year and at least the four succeeding years; (iv) identify key assumptions impacting the insurer's projections and the sensitivity of the projections to the assumptions; and (v) identify the quality of, and problems associated with, the insurer's business, including but not limited to its assets, anticipated business growth and associated surplus strain, extraordinary exposure to risk, mix of business, and use of reinsurance in each case.

    As of December 31, 2000, PICO's adjusted capital fell within the Company Action Level. Consequently, the Company is required to file a detailed financial plan with the California DOI. The Company has had ongoing discussions with the California DOI. In the course of those discussions, the Company has provided the California DOI with much of the information required in the comprehensive plan. The California DOI has informed the Company that it is currently not contemplating any action other than requesting the formal comprehensive plan. The Company plans to file the formal action plan within the allotted time frame.

    California and other states also utilize the NAIC Insurance Regulatory Information System ("IRIS"). IRIS identifies eleven ratios for property/casualty insurance companies and twelve ratios for life/health insurance companies. IRIS specifies a range of "usual values" for each ratio. No statutory requirements exist which determine regulators' response to unusual IRIS ratios. Regulators generally allow insurers to provide written explanations for any unusual values. If the explanations are accepted as reasonable, no regulatory action is generally taken. If regulators remain concerned, an insurer may be subject to regulatory examination, corrective orders, and possible seizure. Departure from the "usual value" range on four or more ratios may lead to increased regulatory oversight from individual state insurance commissioners. For 2000, PICO has six ratios outside the usual values. The ratios are net premium to surplus, two-year overall operating ratio, change in surplus, one-year reserve development to surplus, two-year reserve development to surplus and estimated current reserve deficiency to surplus. Driving these results outside of the expected ranges is the fourth quarter reserve strengthening. For 2000, PACO has two ratios outside their ranges of usual values, which are caused by more than adequate investment income and a change in investment mix. PICO and PACO are unaware of any increased regulatory scrutiny as a result of their 2000 IRIS values.

  Regulation of PICO's Business in Each State in Which it is Licensed

    PICO's transaction of workers' compensation insurance is closely regulated by DOI's in Alaska, Arizona, California, Florida, Idaho, Nevada, New Mexico, Oregon and Texas. In each of these states, the workers' compensation system is a mechanism to promptly compensate and rehabilitate injured workers without regard to fault. In each state where PICO is licensed, other than New Mexico (with respect to agricultural workers) and Texas, employer participation in the workers' compensation system is compulsory. Employers are required by law either to obtain workers' compensation insurance from a licensed insurer or to comply with specific requirements to self-insure.

    Workers' compensation benefits are established by law in each of the states where PICO is licensed. While benefit levels vary from state to state, they fall generally into three categories: (1) medical benefits for treatment of covered injuries or diseases; (2) disability benefits that indemnify covered claimants for loss of income; and (3) death benefits to compensate statutorily enumerated dependents of workers who have died because of covered accidents or diseases. Individual state statutes, regulations, administrative rulings and judicial opinions have created a complex body of law to determine when an injury, disease or death is employment related, when and to what extent it is compensable, and whether employees may sue employers, coworkers or other parties for damages outside of the no-fault workers' compensation system.

    Workers' compensation has been the subject of significant reform efforts, particularly in the areas of cost management and fraud detection. For example, legislation enacted in California in 1993 significantly reformed many areas of the workers' compensation system. Among other things, the 1993 legislation (i) granted employer's rights regarding disclosure of insurer claims information; (ii) required insurers to provide minimum levels of occupational safety and health loss control consultation services; (iii) increased benefits, phased in over a three-year period commencing July 1, 1994; (iv) tightened standards relating to stress-related claims; (v) limited post-termination claims; (vi) placed restrictions, including payment limitations, on vocational rehabilitation claims, (vii) increased measures to reduce fraudulent claims; (viii) increased the ability of insurance companies and employers to contract with managed care organizations and to direct claimants' medical care; and (ix) changed procedures for medical-legal evaluations. Similarly, legislation adopted in Oregon in 1995, among other things, reformed requirements pertaining to pre-existing conditions, vocational rehabilitation, payment of death benefits, review of benefit awards and dispute resolution.

    To protect persons covered under policies of workers' compensation insurance, several states impose special deposit requirements on insurers. In the event of an insurer insolvency, special deposits made by insurers are utilized by the relevant DOI to provide a pool of funds upon which workers' compensation claimants domiciled exclusively in that state possess a first priority claim and can be used by the regulators to pay those claimants. Under these requirements, PICO maintains special deposits in Arizona, California, Idaho, Oregon, Nevada and New Mexico. Additional special deposits may be required if PICO becomes licensed in additional states, or if Alaska, Florida or Texas enact deposit requirements.

    While deposit requirements vary somewhat, they generally require insurers to deposit cash or securities with each states' treasurer, or an approved depository, in an amount based on a company's loss and loss expense reserves plus a percentage of its unearned premium reserves on workers' compensation insurance business transacted in each individual state. Thus, the size of the required deposit correlates positively with the amount of workers' compensation insurance sold by PICO in such state. PICO maintains deposits of securities in California, Arizona, Oregon, Idaho, New Mexico and

Nevada, having a book value as of December 31, 2000 of $109.6 million, $11.4 million, $10.9 million, $0.4 million, $3.1 million and $0.2 million, respectively.

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

  Regulation of PACO's Business in Each State in Which it is Licensed

    PACO, a California-domiciled insurer, is licensed in California and Arizona. The transaction of life and health insurance is closely regulated in these states. Such regulation includes statutorily mandated benefits, sales disclosures, and claims settlement requirements. In 2000, PACO wrote $0.7 million in life and health premiums in California. PACO wrote no business in Arizona during 2000. The Company is in the process of liquidating PACO. The liquidation is expected to be completed in early 2001.

  Membership in Insolvency Funds and Associations

    The Company's insurance subsidiaries, like other insurers, are required to participate in insolvency funds and associations and may be subject to assessments from time to time to cover unpaid policyholder claims of insolvent insurers participating in the same lines of business as the Company. The maximum assessment required by law in any one year has varied between 1% and 2% of annual premiums written in the applicable state. Most of these payments are recoverable through future policy surcharges and premium tax reductions.

    The Company was assessed 2% of gross written premium in the state of Florida in 2000, 1999 and 1998.

    In 2000, the Company received a notice of assessment of 1% of subject 2001 premium by the California Insurance Guarantee Association ("CIGA"). The maximum assessment available to CIGA in any given year is 1% of related California premiums. However, California law requires that such assessments be surcharged to policyholders. Given the recent failures of a number of California workers' compensation carriers, it is likely that such assessments will continue for the foreseeable future.

Competition

    The workers' compensation insurance industry is highly competitive. In most states in which the Company operates, the Company's single largest competitor in its targeted agricultural markets is the applicable state fund. In those states without minimum rate laws, such as California, Oregon, Idaho, Alaska and Texas, the Company faces competition on the basis of price, as well as on the services which it delivers to policyholders. Arizona's single deviated rating plan has resulted in price competition among firms with different rating plans, but not among firms with the same rating plan as PICO. The Company believes that its ability to compete successfully with larger carriers and to obtain and retain its accounts is due to its claims expertise, extensive experience in the agribusiness market and emphasis on service to policyholders.

    In the years immediately following the beginning of open rating in California on January 1, 1995, a number of companies attempted to expand their market share through merger and acquisition activity as well as competitive pricing structures. In recent years, the California marketplace has seen unprecedented negative operating results, followed by a number of highly publicized insurance company failures. Consequently, competition in recent periods has come from a more limited number of sources.

Certain Executive Officers of the Company

    Information concerning the Company's executive officers who serve as members of the Company's Board of Directors will be set forth in the Company's definitive proxy materials. See "Item 10. Directors and Executive Officers of the Registrant." Mr. Victor Gloria III and Mr. James M. Hannah also serve as executive officers of the Company.

    Mr. Gloria is Senior Vice President of PICO and is responsible for PICO's risk management operations including claims administration, loss control and field representative operations. Mr. Gloria has been with the Company since 1972 and has served in PICO's claims department for a majority of that time. He has served as Manager of that Department since 1987 and was appointed Senior Vice President in 1987. Mr. Gloria is 47.

    Mr. Hannah is a Senior Vice President and Chief Underwriting Officer of PICO and is responsible for PICO's underwriting operations. Mr. Hannah joined the Company in March 1995. Mr. Hannah is 52.

Employees

    As of December 31, 2000, the Company employed 252 full-time employees including 75 in its agency and TPA operations, 157 in its underwriting operations and 20 in corporate administration and finance. The Company considers its relationship with its employees to be excellent.

Item 2. PROPERTIES.

    The Company's principal executive offices, comprised of approximately 34,000 square feet of office space leased through April 2003, are located in Pasadena, California. In addition, the Company maintains 21 branch offices in various locations in the western United States in leased facilities with various lease terms. Management believes that the Company's facilities are suitable and adequate for their intended uses.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of security holders during the fourth quarter of 2000.

27

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

    The Company's Common Stock has traded on the Nasdaq Stock Market under the symbol "PFCO" since the consummation of the Company's initial public offering of its Common Stock on October 24, 1997. The high and low closing prices of the Common Stock on the Nasdaq Stock Market during 1999 and 2000 were as follows:

	High	Low
First Quarter 1999	10.438	6.750
Second Quarter 1999	9.375	6.375
Third Quarter 1999	9.625	6.188
Fourth Quarter 1999	7.375	5.375
First Quarter 2000	7.625	2.875
Second Quarter 2000	3.438	2.141
Third Quarter 2000	4.375	2.250
Fourth Quarter 2000	3.875	1.656

Holders of Record

    As of March 21, 2001, the Common Stock was held of record by 212 holders. The Company estimates that the number of beneficial holders of the Common Stock as of such date exceeded 800.

Dividends

    The Company did not pay cash dividends to its stockholders prior to the first quarter of 1998. From the first quarter of 1998 through the fourth quarter of 1999, the Company declared and paid quarterly dividends of $0.04 per share of Common Stock. In 2000, the Board of Directors elected not to declare any cash dividends. The decision was largely based on the Company's operating results.

    The declaration and payment of dividends is subject to the discretion of the Company's Board of Directors and will depend upon, among other things, the Company's results of operations, financial condition, cash requirements, future prospects and capital requirements, regulatory restrictions on the payment of dividends by the Company's insurance company subsidiaries, general economic and business conditions and other factors deemed relevant by the Board of Directors. There can be no assurance that the Company will declare and pay dividends in the future. The ability of the Company's subsidiaries to pay dividends to the Company is subject to substantial regulation. In addition, the Company's bank loan restricts the payment of dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources", "Business—Regulation" and Note 10 of Notes to Consolidated Financial Statements.

Item 6. SELECTED FINANCIAL DATA.

    The selected data presented below under the captions "Income Statement Data" and "Balance Sheet Data" as of and for each of the years in the five-year period ended December 31, 2000, are derived from the consolidated financial statements of the Company, which financial statements have been audited by KPMG LLP, independent certified public accountants. The consolidated financial statements as of December 31, 2000 and 1999 and for each of the years in the three-year period ended December 31, 2000, and the report thereon are included elsewhere herein. The information presented below under the caption "Other Data" is unaudited. The selected financial data set forth below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and notes thereto appearing elsewhere herein.

	Years Ended December 31,
	2000	1999	1998	1997	1996
	(dollars in thousands)
Income Statement Data:
Gross premiums written	$97,388	$117,808	$152,448	$100,797	$63,606

Net premiums earned:
Workers' compensation	$97,480	$80,126	$127,997	$91,957	$54,563
Group medical and life	681	830	773	878	941
Commissions	6,312	4,777	3,234	3,434	4,213
Net investment income	10,311	9,697	9,540	5,582	4,701
Net realized investment gains (losses)(4)	(5,592)	(1,515)	1,706	172	444
Other	718	820	842	1,047	896

Total income	$109,910	$94,735	$144,092	$103,070	$65,758
Losses and loss adjustment expenses incurred	96,355	82,234	114,483	68,107	33,900
Dividends provided for policyholders	297	383	677	(2,713)	1,628
Operating expenses	34,510	32,834	37,636	30,741	25,480

Total expenses	$131,162	$115,451	$152,796	$96,135	$61,008
Equity in net loss of unconsolidated affiliate	(1,377)	(506)	—	—	—

Income (loss) before taxes	(22,629)	(21,222)	(8,704)	6,935	4,750
Income tax expense (benefit)	(3,424)	(7,483)	(3,827)	1,776	827

Net income (loss)	$(19,205)	$(13,739)	$(4,877)	$5,159	$3,923

Earnings (loss) per share (1)	$(3.51)	$(2.35)	$(0.78)	$1.88	$2.07
Weighted average shares outstanding (1)	5,475,170	5,847,836	6,228,479	2,737,065	1,896,464
Earnings (loss) per share—assuming dilution(1)	$(3.51)	$(2.35)	$(0.78)	$1.11	$1.00
Weighted average shares outstanding—assuming dilution (1)	5,475,170	5,847,836	6,228,479	4,664,511	3,910,715

	As of December 31,
	2000	1999	1998	1997	1996
		(dollars in thousands)
Balance Sheet Data:
Investments(2)	$148,335	$134,836	$177,623	$137,864	$86,792
Total assets	225,244	259,818	254,948	188,264	125,127
Unpaid losses and LAE	152,597	158,944	136,316	77,784	55,720
Notes payable	12,879	16,632	2,667	456	11,279
Total liabilities	188,913	207,625	180,912	103,444	99,151
Preferred Stock (convertible and redeemable)	—	—	—	—	21,402
Net stockholders' equity	36,331	52,193	74,036	84,820	4,574
	As of December 31,
	2000	1999	1998	1997	1996
		(dollars in thousands)
PICO and PACO GAAP Ratios:
Loss ratio	98.2%	101.6%	88.9%	73.4%	61.1%
Expense ratio	27.2	33.2	26.4	26.9	32.1
Policyholder dividend ratio	0.3	0.5	0.5	(2.9)	2.9

Combined ratio	125.7%	135.3%	115.8%	97.4%	96.1%

PICO Statutory Data:
Statutory net income (loss)	$(15,696)	$(19,491)	$(7,182)	$6,037	$5,051
Statutory surplus	14,852	28,947	49,870	45,822	31,135
Premiums/surplus	6.1x	2.8x	2.7x	2.1x	1.9x
Loss ratio	98.6%	102.4%	89.2%	73.8%	61.0%
Expense ratio	29.3	30.8	25.0	25.9	29.4
Policyholder dividend ratio	0.3	0.5	0.5	(3.0)	3.0

Combined ratio	128.2%	133.7%	114.7%	96.7%	93.4%

Other Data:
Number of PICO policies (period-end)	9,316	10,928	10,867	8,579	6,481
Number of Company employees (period-end)	252	311	309	264	242
PICO EAP (period-end)(3)	$77,411	$100,808	$121,230	$90,526	$61,316
(1)
See Note 1 of Notes to Consolidated Financial Statements for a description of the calculation of weighted average shares outstanding and earnings (loss) per share.

(2)
Investments are reflected at market value.

(3)
"PICO EAP" means, as of any date, the estimated total annualized premiums for all policies written by PICO in force on that date, whether earned prior to or after such date.

(4)
In 2000 includes impairment loss on unconsolidated affiliate.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

    The Company's revenues have consisted primarily of premiums earned from workers' compensation insurance underwriting, premiums earned from group medical insurance, commission income, net investment income and other income. Premiums earned during a period are the direct premiums earned by the Company on in force policies, net of reinsurance. Commission income is earned from Pan Am's distribution of insurance for insurers other than PICO and PACO. The commission the Company pays to Pan Am is eliminated when the Company's operations are consolidated. Net investment income represents earnings on the Company's investment portfolio, less investment expenses. Other income consists of TPA fees and other miscellaneous items.

    The Company's expenses have consisted of losses and LAE incurred, dividends provided for policyholders and operating expenses. Losses include reserves for future payments for medical care and rehabilitation costs and indemnity payments for lost wages. LAE include expenses incurred in connection with services provided by third parties, including expenses of independent medical examinations, surveillance costs, and legal expenses, as well as staff and related expenses incurred to administer and settle claims. Loss and LAE are offset in part by estimated recoveries from reinsurers under reinsurance treaties. Operating expenses include commission expenses to third party insurance agencies and other expenses that vary with premium volume, such as premium taxes, state guaranty fund assessments and underwriting and marketing expenses, as well as general and administrative expenses, which are less closely related to premium volume.

    The Company's revenues have been seasonal, and have tended to be highest in the second and third quarters of each year. This is due primarily to the seasonality of the size of the workforce employed by the Company's agribusiness clients.

    The following table sets forth selected information relating to PICO's workers' compensation insurance book of business:

	As of and for the Years Ended December 31,
	2000	1999	1998
	(dollars in thousands)
Gross premiums written	$97,388	$116,978	$151,675
Net premiums earned	$98,161	$80,126	$127,997
Policyholder persistency rate	66.6%	68.5%	73.0%
Number of policies (period-end)	9,316	10,928	10,867

    The following combined ratio information is derived from the insurance subsidiaries, PICO and PACO, GAAP operating results:

	For the Years Ended December 31,
	2000	Adjusted 1999	Reported 1999	Adjusted 1998	Reported 1998
Loss ratio	98.2%	102.3%	101.6%	92.0%	88.9%
Expense ratio	27.2	29.7	33.2	25.9	26.4
Policyholder dividend ratio	0.3	0.3	0.5	0.5	0.5

Combined ratio	125.7%	132.3%	135.3%	118.4%	115.8%

    The "Adjusted" columns exclude the impact of low layer reinsurance treaties which were not in effect in 2000.

Results of Operations

  2000 Compared to 1999

    Gross premiums written.  The Company's gross premiums written for 2000 decreased 17.3% to $97.4 million from $117.8 million in 1999. The decrease in gross premiums written relates primarily to a 24.3% decline in the California writings due to the Company's pricing stance in the state. Since mid-1998, the Company has been aggressively pursuing rate increases on its California book of business. Rate increases on business retained by the Company averaged 25% in 2000 and 5% in 1999.

    Net premiums earned.  The Company's net premiums earned for 2000 increased 21.3% to $98.2 million from $81.0 million in 1999. The increase in net premiums earned is due to the impact of $32.9 million in premiums ceded during the nine months the Reliance treaties were in effect in 1999. Prior to the impact of quota share agreements, premiums earned for 2000 decreased 17.1% to $93.8 million from $113.0 million in 1999.

    Commission income.  Commission income increased 32.1% to $6.3 million for 2000 from $4.8 million for 1999. The increase is due to a full year's operating results for the two new California offices which were acquired effective April 30, 1999, rate increases on underlying workers' compensation and accident and health policies, as well as increased premiums placed with insurance carriers other than PICO and PACO. Commission income paid by PICO and PACO to Pan Am is eliminated in consolidation.

    Net investment income.  Net investment income increased 6.3% to $10.3 million for 2000 from $9.7 million for 1999. Average invested assets decreased to $146.8 million for 2000 from $160.8 million for 1999. The Company's average yield on its portfolio was 7.0% in 2000 and 6.0% in 1999. The 2000 average yield is skewed by the increase in the Company's investment portfolio in January 2000. The increase in the portfolio early in the year understated the Company's average total invested assets for 2000. The actual yield in 2000 is closer to historical levels.

    Net realized investment gains and losses.  The Company had net realized investment losses of $5.6 million for 2000 compared to $1.5 million for 1999. In 2000, the Company recorded an impairment loss of $3.3 million related to its investment in Montlake. In 1999, the Company realized an "other than temporary" decline of $1.6 million on a non-performing investment.

    Losses and LAE incurred.  The Company's net loss ratio for calendar year 2000 decreased to 98.2% from an adjusted loss ratio for the 1999 period of 102.3%. The adjusted loss ratio for the 1999 period does not include the impact of low layer reinsurance treaties, which were not in effect in the 2000 period.

    The accident year loss ratio in 2000 was 75.7% compared to a 1999 adjusted accident year loss ratio of 92.0%. The improvement in the accident year loss ratio in 2000 was largely due to increased rates on the California book of business.

    During 2000, PICO had $21.2 million in prior year reserve development, principally related to the 1998 accident year. The continued development on the 1998 accident year was largely attributable to extended claim durations for the California book of business. To a lesser extent, the 1999 accident year also had adverse reserve development, principally related to experience in Texas.

    Operating expenses.  Operating expenses increased 5.1% to $34.5 million for 2000 from $32.8 million for 1999. Operating expenses in 1999 include the benefit of $6.9 million in ceding commissions received in conjunction with the Reliance reinsurance arrangements. The GAAP expense ratio for 2000 was 27.2% compared to an adjusted expense ratio of 29.7% for 1999. The adjusted expense ratio for 1999 eliminates the impact of low layer reinsurance treaties, which were not in effect in 2000. Expense reductions at the insurance companies were largely offset by increased expenses at Pan Am, principally related to the acquisition of two new branch offices effective May 1, 1999.

    Equity in net loss of unconsolidated affiliate.  The equity in net loss of unconsolidated affiliate represents the Company's share of the net loss of Montlake. The Company is accounting for this investment using the equity method. The increase in the equity in net loss of Montlake is primarily due to adverse loss development at its Bermuda captive, which is in run-off.

    Income taxes.  Income tax benefit for 2000 was $3.4 million compared to $7.5 million for 1999. The effective combined income tax rates for 2000 and 1999 were (15.1%) and (35.3%), respectively. The 2000 effective tax rate is impacted by the establishment of a $4.6 million valuation allowance.

    Net income (loss).  Net loss for 2000 was $19.2 million compared to $13.7 million in 1999. The 2000 and 1999 net losses are primarily attributable to actions taken by the Company to increase loss reserves on the prior accident years.

  1999 Compared to 1998

    Gross premiums written.  The Company's gross premiums written for 1999 decreased 22.7% to $117.8 million from $152.4 million in 1998. The decrease in gross premiums written relates primarily to declines in the Company's large account business in California, where gross premiums written were down 36.4%. The decrease in gross premiums written in California was due to the Company's pricing stance in the state and was partially offset by a 12.2% growth in gross premiums written in other states. This growth was particularly strong in Texas and New Mexico.

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

    Net realized investment gains and losses.  The Company had net realized investment losses of $1.5 million for 1999 compared to net realized investment gains of $1.7 million for 1998. In the third quarter of 1998, the Company repositioned a portion of its investment portfolio from tax exempt to taxable securities. This resulted in a $1.8 million gain. In 1999, the Company realized an "other than temporary" decline of $1.6 million on a non-performing investment.

    Losses and LAE incurred.  The Company's net loss ratio for 1999 increased to 101.6% from 88.9% for 1998. The increase in the 1999 net loss ratio is due to a reserving action taken by the Company in the fourth quarter of 1999. This reserving action, principally related to the 1997 and 1998 accident years, totaled $23.7 million. The strengthening principally related to the California book of business and is generally attributable to longer claim durations, principally on claims that are litigated. The 1998 net loss ratio includes the impact of actions taken by the Company to increase loss reserves on the 1997 and 1998 accident years by a total of $14.8 million in the second quarter of 1998. The accident year net loss ratios for 1999 and 1998 were 80.9% and 87.3%, respectively. Also impacting the net loss ratios for 1999 and 1998 were the Reliance treaties which were in effect for the first nine months in 1999 and the last three months in 1998.

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

Liquidity and Capital Resources

  The Parent Company

    As a holding company, PAULA Financial's principal sources of funds are dividends and expense reimbursements from its operating subsidiaries and proceeds from the sale of its capital stock. PAULA Financial's principal uses of funds are capital contributions to its subsidiaries, payment of operating expenses, and repurchase of Company common stock.

    California law places significant restrictions on the ability of the insurance subsidiaries to pay dividends to PAULA Financial. All dividends from PICO and PACO, as California-domiciled insurers, require prior notice to the California DOI. All "extraordinary" dividends must be approved in advance by the California DOI. A dividend is deemed "extraordinary" if, when aggregated with all other dividends paid within the preceding twelve months, the dividend exceeds the greater of (i) PICO's statutory net income or PACO's statutory net gain from operations (both excluding unrealized capital gains) for the preceding calendar year or (ii) 10% of policyholder surplus as of the preceding December 31st. Additionally, unless approved in advance by the California DOI, no dividend may be paid by PICO or PACO except from earned surplus. Based on these limitations and statutory results, as of December 31, 2000, PAULA Financial would be able to receive $0.3 million in dividends in 2001 from PACO without obtaining prior regulatory approval from the California DOI. No dividends were paid by the insurance subsidiaries to PAULA Financial during 2000.

    In March 1997, PAULA Financial entered into the Credit Agreement with a commercial bank providing PAULA Financial with a revolving credit facility of $15.0 million until December 31, 1999. On December 31, 1999, PAULA Financial elected to convert all of the borrowings into a term loan maturing on December 31, 2001. At the date of conversion, the line of credit had an outstanding balance of $15.0 million and an interest rate of 8.5%. As of December 31, 2000, the outstanding balance was $11.3 million. The use of the credit facility was for repurchase of the Company's common stock and investments in new ventures.

    Since December 31, 1999, the Company has been out of compliance with certain of its debt covenants. However, PAULA Financial has been and remains current on the term loan's scheduled principal and interest payments. On January 30, 2001, the Company and the lender completed negotiations and signed an Amendment to the Credit Agreement (the "Amendment"). Under the terms of the Amendment, the Company will make principal payments totaling $6.9 million during 2001 with the remaining principal balance of $4.4 million due on December 31, 2001. Balances outstanding under the term loan bear interest at the lender's reference rate plus 2.0%. As of March 15, 2001, the interest rate is 11.5%.

    The original Credit Agreement contained various financial covenants such as minimum stockholders' equity, minimum statutory surplus, a ratio of debt to stockholders' equity, a ratio of PICO's premiums written to statutory surplus, and a debt service coverage ratio. The Amendment includes waivers for prior violations of certain covenants and modifies or eliminates selected covenants going forward. The Company believes it will be in compliance with the remaining covenants during 2001.

    The Credit Agreement also limits the Company's ability to (i) enter new lines of business; (ii) incur or assume debt; (iii) pay dividends and repurchase or retire capital stock; and (iv) make acquisitions, investments and capital expenditures. Under the terms of the Amendment, in the event of default in 2001, the interest rate would increase by 2.0%. Each of PAULA Financial's non-insurance subsidiaries has guaranteed all obligations of PAULA Financial under the Credit Agreement. Additionally, under the terms of the Amendment, the Company has pledged as collateral its stock in PAULA Insurance Company.

    Management believes that funds currently available, funds released upon the liquidation of PACO and expense reimbursements and dividends from its non-regulated operating subsidiaries will be sufficient to meet the required principal and interest payments except for a portion of its December 31, 2001 balloon payment. The Company has already begun the process of identifying financing to fully meet its December 31, 2001 payment obligation. Management believes that such financing is available and can be obtained under appropriate and reasonable terms. As alternatives, the Company could sell or securitize non-regulated assets sufficient to meet the remaining obligation. While the Company believes that it is remote that it will not meet its required principal and interest payments when due, in the event of default, the commercial bank may exercise the rights and remedies available to it under law. These remedies could be adverse to the Company's financial condition.

    On August 12, 1998, the Company announced the approval of the Board of Directors of a 500,000 share stock repurchase program. On October 29, 1998, the Board authorized an additional 500,000 shares bringing the total authorization under the program to 1,000,000 shares. As of December 31, 2000, the Company had repurchased 995,100 shares at an average price of $6.31 per share.

  Quarterly Data

    The following is a summary of operations by quarter for the years ended December 31, 2000 and 1999:

	2000
	March 31	June 30	Sept 30	Dec 31
Total income	$31,705	$35,890	$25,774	$16,541
Total expenses	33,219	36,162	27,824	33,957
Net loss	(1,033)	(521)	(1,378)	(16,273)
EPS*	$(0.18)	$(0.09)	$(0.26)	$(3.05)
EPS-assuming dilution*	$(0.18)	$(0.09)	$(0.26)	$(3.05)
	1999
	March 31	June 30	Sept 30	Dec 31
Total income	$20,567	$19,747	$22,596	$31,825
Total expenses	18,565	18,326	19,371	59,189
Net income (loss)	1,279	845	2,116	(17,979)
EPS*	$0.22	$0.14	$0.36	$(3.15)
EPS-assuming dilution*	$0.22	$0.14	$0.36	$(3.15)

*
Quarters do not add to full year due to changes in shares outstanding.

  Operating Subsidiaries

    Historically, the sources of funds of the Company's operating subsidiaries are cash flows from operating activities, investment income and capital contributions from PAULA Financial. The insurance company operating subsidiaries' major uses of funds are claim payments and underwriting and administrative expenses and maintaining the required surplus to expand their insurance business. In recent years, cash flows at PICO have been negatively impacted by declines in premium volume and increases in claim payments for prior accident years. In 2000, 1999 and 1998 PICO made claim payments on prior accident years totaling $85.9 million, $53.3 million and $40.0 million, respectively. The increase in prior years is related to the increased premium volume in 1997 and 1998. PICO's operating cash flows in 2000 were positively impacted by the receipt of a $42.0 million reinsurance settlement. The agency operating subsidiaries' major use of funds are operating expenses. The nature of the workers' compensation insurance business is such that claim payments are made over a longer period of time than the period over which related premiums are collected. Operating cash flows and the portion of the investment portfolio consisting of cash and liquid securities have historically met the insurance company operating subsidiaries' liquidity requirements. In the future, PICO believes that its liquidity needs will be met through premium receipts, investment income and releases of securities on deposits. In the most recent years, operating cash flows have met the agency subsidiaries' liquidity requirements.

    The Company's investments consist primarily of taxable and tax-exempt United States government and other investment grade securities and investment grade fixed maturity commercial paper and, to a lesser extent, equity securities. The Company does not generally invest in below investment grade fixed maturity securities, mortgage loans or real estate. The Company's investments in fixed maturity securities are carried at market value as such securities may be sold in response to changes in interest rates, tax planning considerations or other aspects of asset/liability management. As of December 31, 2000, the carrying value of the Company's fixed maturity securities portfolio was $134.8 million and 99.3% of the portfolio was rated "A" or better by S&P, Moody's or Fitch. See "Business Investments and Investment Results".

    California workers' compensation insurance companies are required to maintain some of their investments on deposit with the California DOI for the protection of policyholders. The deposit requirements are generally determined annually based on loss and LAE reserve levels and are designed to insure that funds are available for the future payment of claim obligations. Other states in which PICO is licensed have also required PICO to post deposits for the protection of those states' policyholders. In December 2000, PICO applied for and received the early release of $13.4 million in investment securities held on deposit by the California DOI. In 2000, PICO made claim payments for prior accident years totaling $85.9 million. As these obligations were paid, there was a corresponding reduction in the deposit requirement. However, in practice the deposit requirement calculations are only performed annually based on year-end balances. The release of deposits in December 2000 represents an acceleration in the timing of the release of funds and not an exception to the deposit requirement. Pursuant to applicable state laws, PICO had, as of December 31, 2000, securities with a book value of $135.6 million held by authorized depositories pursuant to these deposit requirements. In addition to the deposits, the insurance company operating subsidiaries must maintain capital and surplus levels related to premiums written and the risks retained by the subsidiaries.

New Accounting Standards

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for fiscal years beginning after June 15, 2000 and establishes standards for the reporting for derivative instruments. It requires changes in the fair value of a derivative instrument and the changes in fair value of assets or liabilities hedged by that instrument to be included in income. To the extent that the hedge transaction is effective, income is equally offset by both investments. Currently the changes in fair value of derivative instruments and hedged items are reported in net unrealized gain (loss) on securities. The Company does not participate in derivative instruments or hedging activities. Consequently, the Company's financial statements would not be impacted by the adoption of SFAS 133.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

    The Company's consolidated balance sheet includes a substantial amount of assets and liabilities whose fair values are subject to market risks. Due to the Company's significant level of investments in fixed maturity securities (bonds), interest rate risk represents the largest market risk factor affecting the Company's consolidated financial position, although the Company also has limited exposure to equity price risk. The following sections address the significant market risks associated with the Company's financial activities as of December 31, 2000.

    Caution should be used in evaluating the Company's overall market risk from the information below, since actual results could differ materially from the estimates and assumptions used below and because unpaid losses and LAE and reinsurance recoverables on unpaid losses and LAE are not included in the hypothetical effects of changes in market conditions discussed below. As of December 31, 2000 unpaid losses and LAE represent 80.8% of the Company's total liabilities and reinsurance recoverables on unpaid losses and LAE represents 9.3% of the Company's total assets.

Interest Rate Risk

    The Company employees a conservative investment strategy emphasizing asset quality and the matching of maturities of its fixed maturity investments to the Company's anticipated claim payments, expenditures and other liabilities. The Company's fixed maturity portfolio includes investments in CMO's which are exposed to accelerated prepayment risk generally caused by interest rate movements. As of December 31, 2000, the Company's fixed maturity portfolio represented 59.8% of the Company's total assets and 90.9% of the Company's invested assets. Management intends to hold all of the

Company's fixed maturity investments for indefinite periods of time but these investments are available for sale in response to changes in interest rates, tax planning considerations or other aspects of asset/liability management. The Company does not utilize stand-alone derivatives to manage interest rate risks.

    The Company has historically utilized a moderate level of corporate borrowings and debt. As of December 31, 2000, notes payable and notes payable to bank account for 6.8% of total liabilities.

    The Company's fixed maturity investments, including CMOs, notes payable and notes payable to bank are subject to interest rate risk. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of those instruments. Additionally, fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, CMO prepayment rates, relative values of alternative investments, the liquidity of the instrument and other general market conditions.

    The table below summarizes the estimated effects of hypothetical increases and decreases in interest rates. It is assumed that the changes occur immediately and uniformly to each category of instrument containing interest rate risks. The hypothetical changes in market interest rates reflect what could be deemed best or worst case scenarios. The hypothetical fair values are based upon the same prepayment assumptions utilized in computing fair values as of December 31, 2000. Should interest rates decline, mortgage holders are more likely to refinance existing mortgages at lower rates. Acceleration of repayments could adversely affect future investment income, if reinvestment of the cash received from repayments is in lower yielding securities. Such changes in prepayment rates are not taken into account in the following disclosures.

Interest Rate Risk

	Fair Value at December 31, 2000	Hypothetical Change in Interest Rate (bp=basis pts.)	Estimated Fair Value after Hypothetical Change in Interest Rate	Hypothetical Percentage Increase (Decrease) in Stockholders' Equity
	(in thousands)
Assets:
United States government agencies and authorities	$15,942	100 bp decrease 100 bp increase 200 bp increase	$16,070 15,778 15,643	0.4% (0.5) (0.8)
States, municipalities and political subdivisions	$26,470	100 bp decrease 100 bp increase 200 bp increase	$27,563 25,395 24,336	3.0% (3.0) (5.9)
Corporate securities	$56,021	100 bp decrease 100 bp increase 200 bp increase	$57,590 54,526 53,097	4.3% (4.1) (8.0)
Collateralized mortgage obligations and other asset backed securities	$36,332	100 bp decrease 100 bp increase 200 bp increase	$37,186 35,275 34,010	2.4% (2.9) (6.4)
Liabilities:
Note payable	$1,629	100 bp decrease 100 bp increase 200 bp increase	$1,629 1,629 1,629	— — —
Note payable to bank	$11,250	100 bp decrease 100 bp increase 200 bp increase	$11,250 11,250 11,250	— — —

Equity Price Risk

    The Company generally does not invest in equity securities for trading purposes. As of December 31, 2000, equity securities represent 1.0% of the Company's total assets. The carrying values of publicly traded investments subject to equity price risks are based on quoted market prices as of the balance sheet date. Market prices are subject to fluctuation and, consequently, the amount realized in the subsequent sale of the investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative prices of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold. The carrying values of privately held investments are subject to equity price risks which are based on the foregoing market price considerations and also on the underlying value of the issuer and other buyer's perceptions of such value, as well as lack of liquidity considerations.

    The table below summarizes the Company's equity price risks as of December 31, 2000 and shows the effects of a hypothetical 10% increase and 10% decrease in the market prices as of December 31, 2000. The selected hypothetical change does not reflect what could be considered the best or worst case scenarios.

Equity Price Risk

	Fair Value at December 31, 2000	Hypothetical Price Change	Estimated Fair Value after Hypothetical Price Change	Hypothetical Percentage Increase (Decrease) in Stockholders' Equity
	(in thousands)
Preferred stock	$870	10% increase 10% decrease	$957 783	0.2 (0.2	% )
Common stock	$1,327	10% increase 10% decrease	$1,460 1,195	0.4 (0.4	% )

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEPENDENT AUDITORS' REPORT

The Board of Directors
PAULA Financial:

    We have audited the accompanying consolidated balance sheets of PAULA Financial and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PAULA Financial and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

                      /s/ KPMG LLP

Los Angeles, California
March 15, 2001

PAULA FINANCIAL AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands)

Assets

	December 31,
	2000	1999
Investments:
Fixed maturities, available-for-sale, at market (amortized cost $135,772 and $138,294 at December 31, 2000 and 1999, respectively)	$134,765	$130,703
Preferred stock, at market (cost $1,000 and $999 at December 31, 2000 and 1999, respectively)	870	828
Common stock, at market (cost $1,900 and $3,252 at December 31, 2000 and 1999, respectively)	1,327	2,357
Invested cash, at cost (approximates market)	11,373	948

Total investments	$148,335	$134,836

Cash, unrestricted	4,046	2,958
Cash, restricted	2,075	3,365
Accrued investment income	2,488	2,204
Receivables:
Accounts receivable, net of allowance for uncollectible accounts ($1,491 and $758 at December 31, 2000 and 1999, respectively)	12,047	21,769
Unbilled premiums	5,015	6,427
Reinsurance recoverable on unpaid losses and loss adjustment expenses	20,867	11,519
Income taxes recoverable	17	343
Reinsurance settlement receivable	—	41,989
Other	1,989	2,039

Total receivables	$39,935	$84,086

Property and equipment, at cost:
Office furniture, fixtures and equipment	10,738	10,012
Automobiles	629	862
Leasehold improvements	202	202

	11,569	11,076
Less accumulated depreciation	(8,297)	(7,731)

Net property and equipment	$3,272	$3,345

Other assets	3,314	2,724
Excess of cost over net assets acquired, net	3,164	3,931
Investment in unconsolidated affiliate	—	4,822
Deferred income taxes	18,615	17,547

	$225,244	$259,818

Liabilities and Stockholders' Equity
Unpaid losses and loss adjustment expenses	$152,597	$158,944
Unearned premiums	13,914	21,213
Accrued policyholder dividends	528	237
Due to underwriters and assureds	2,802	3,265
Accounts payable and accrued expenses	6,193	7,334
Note payable	1,629	1,632
Note payable to bank	11,250	15,000

	$188,913	$207,625

Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 4,058,823 shares; none issued and outstanding	$—	$—
Common stock, $0.01 par value. Authorized 15,000,000 shares; issued 6,337,079 shares and 6,338,767 shares at December 31, 2000 and 1999, respectively	63	63
Additional paid-in capital	67,371	67,386
Accumulated deficit	(23,693)	(4,488)
Accumulated other comprehensive loss:
Net unrealized loss on investments	(1,129)	(5,715)

	42,612	57,246
Less:
Treasury stock, at cost (995,100 shares and 631,300 shares at December 31, 2000 and 1999, respectively)	(6,281)	(5,053)

Net stockholders' equity	36,331	52,193
Commitments and contingencies

	$225,244	$259,818

See accompanying notes to consolidated financial statements.

PAULA FINANCIAL AND SUBSIDIARIES

Consolidated Statements of Operations
(Dollars in thousands, except per share data)

	Years Ended December 31,
	2000	1999	1998
Income:
Net premiums earned:
Workers' compensation	$97,480	$80,126	$127,997
Group medical and life	681	830	773
Commissions	6,312	4,777	3,234
Net investment income	10,311	9,697	9,540
Net realized investment gains (losses)	(5,592)	(1,515)	1,706
Other	718	820	842

	$109,910	$94,735	$144,092

Expenses:
Losses and loss adjustment expenses incurred	96,355	82,234	114,483
Dividends provided for policyholders	297	383	677
Operating	34,510	32,834	37,636

	$131,162	$115,451	$152,796

Equity in net loss of unconsolidated affiliate	(1,377)	(506)	—
Loss before income tax benefit	(22,629)	(21,222)	(8,704)
Income tax benefit	(3,424)	(7,483)	(3,827)

Net loss	$(19,205)	$(13,739)	$(4,877)

Earning per share:
Loss per share	$(3.51)	$(2.35)	$(0.78)
Loss per share—assuming dilution	$(3.51)	$(2.35)	$(0.78)

See accompanying notes to consolidated financial statements.

PAULA FINANCIAL AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss
(Dollars in thousands)

	Years Ended December 31,
	2000	1999	1998
Net loss	$(19,205)	$(13,739)	$(4,877)
Other comprehensive loss, net of tax:
Unrealized holding gains (losses) arising during period (tax impact: 2000: $1,475, 1999: $2,676, 1998: $517)	2,865	(5,195)	(1,003)
Reclassifications adjustment for realized gains (losses) included in net loss (tax impact: 2000: $887, 1999: $71, 1998: $470)	1,721	(138)	(912)

	$4,586	$(5,333)	$(1,915)

Comprehensive loss	$(14,619)	$(19,072)	$(6,792)

See accompanying notes to consolidated financial statements.

PAULA FINANCIAL AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
(Dollars in thousands)

	Number of shares	Book value	Additional paid-in capital	Retained earnings (accumulated deficit)	Net unrealized gain (loss) on investments	Treasury stock	Net stockholders' equity
Balance at December 31, 1997	6,321,177	$63	$67,176	$16,048	$1,533	$—	$84,820
Net loss	—	—	—	(4,877)	—	—	(4,877)
Dividends paid ($0.16 per share)	—	—	—	(989)	—	—	(989)
Options exercised, including tax impact	16,638	—	202	—	—	—	202
Common stock awards	1,000	—	8	—	—	—	8
Repurchase of common stock	(409,800)	—	—	—	—	(3,213)	(3,213)
Net change in unrealized gain on investments (net of tax)	—	—	—	—	(1,915)	—	(1,915)

Balance at December 31, 1998	5,929,015	$63	$67,386	$10,182	$(382)	$(3,213)	$74,036

Net loss	—	—	—	(13,739)	—	—	(13,739)
Dividends paid ($0.16 per share)	—	—	—	(931)	—	—	(931)
Common stock awards	252	—	3	—	—	—	3
Restricted stock forfeitures	(300)	—	(3)	—	—	—	(3)
Repurchase of common stock	(221,500)	—	—	—	—	(1,840)	(1,840)
Net change in unrealized loss on investments (net of tax)	—	—	—	—	(5,333)	—	(5,333)

Balance at December 31, 1999	5,707,467	$63	$67,386	$(4,488)	$(5,715)	$(5,053)	$52,193

Net loss	—	—	—	(19,205)	—	—	(19,205)
Common stock awards	212	—	—	—	—	—	—
Restricted stock forfeitures	(1,900)	—	(15)	—	—	—	(15)
Repurchase of common stock	(363,800)	—	—	—	—	(1,228)	(1,228)
Net change in unrealized loss on investments (net of tax)	—	—	—	—	4,586	—	4,586

Balance at December 31, 2000	5,341,979	$63	$67,371	$(23,693)	$(1,129)	$(6,281)	$36,331

See accompanying notes to consolidated financial statements.

PAULA FINANCIAL AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Years Ended December 31,
	2000	1999	1998
Cash flows from operating activities:
Net loss	$(19,205)	$(13,739)	$(4,877)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,849	1,889	1,522
Amortization of fixed maturity premium, net	581	670	705
Equity in net loss of unconsolidated affiliate	1,377	506	—
Loss on sale of property and equipment	54	45	27
(Gain) loss on sales and calls of equity and fixed maturities	5,592	1,515	(1,706)
(Increase) decrease in receivables	43,867	(28,300)	(23,574)
Increase in deferred income taxes	(3,430)	(8,494)	(2,072)
Increase (decrease) in unpaid losses and loss adjustment expenses	(6,347)	22,628	58,532
Increase (decrease) in accrued policyholder dividends	291	(98)	335
Increase (decrease) in accounts payable and accrued expenses	(1,604)	(10,761)	11,546
Increase (decrease) in unearned premiums	(7,299)	979	4,844
Other, net	(590)	1,838	(226)

Net cash provided by (used in) operating activities	$15,136	$(31,322)	$45,056

Cash flows from investing activities:
Proceeds from sale of available for sale fixed maturities	31,092	31,714	81,687
Proceeds from maturities and calls of available for sale fixed maturities	13,306	4,225	8,947
Proceeds from sale of preferred stock	—	—	6,423
Proceeds from sale of common stock	1,415	—	2,516
Proceeds from sale of property and equipment	161	98	27
Purchase of preferred stock	—	—	(4,231)
Purchase of available for sale fixed maturities	(44,839)	(5,041)	(149,112)
Purchase of property and equipment	(1,052)	(1,660)	(1,871)
Purchase of book of business	—	(105)	—
Purchase of insurance agency	—	(3,049)	(388)
Investment in unconsolidated affiliate	—	(5,500)	—

Net cash provided by (used in) investing activities	$83	$20,682	$(56,002)

Cash flows from financing activities:
Borrowings under line of credit agreement	$—	$12,400	$2,600
Payments on note payable to bank	(3,753)	—	—
Payments on notes payable	—	(67)	(389)
Issuance of notes payable	—	1,632	—
Dividends paid	—	(931)	(989)
Exercise of stock options	—	—	202
Repurchase of common stock	(1,228)	(1,840)	(3,213)
Retirement of common stock	(15)	—	—

Net cash provided by (used in) financing activities	$(4,996)	$11,194	$(1,789)

Net increase (decrease) in cash and invested cash	10,223	554	(12,735)
Cash and invested cash at beginning of period	7,271	6,717	19,452

Cash and invested cash at end of period	$17,494	$7,271	$6,717

See accompanying notes to consolidated financial statements.

PAULA FINANCIAL AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

(1) Summary of Significant Accounting Policies

Description of Operations

    PAULA Financial and subsidiaries (collectively referred to as "the Company") is an integrated insurance organization specializing in the production, underwriting and servicing of workers' compensation and accident and health insurance for agribusiness clients in California, Arizona, Oregon, Idaho, Alaska, Texas, Florida, New Mexico and Nevada. For the year ended December 31, 2000, California accounted for 55% of premiums earned. The Company operates from many offices located throughout prime agricultural areas and places coverage with its insurance company subsidiaries and nonaffiliated insurance companies.

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

    Where necessary, prior years' information has been reclassified to conform to the 2000 presentation.

    In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and revenues and expenses for the period. Actual results could differ significantly from those estimates.

Investments and Cash

    At December 31, 2000 and 1999, the entire investment portfolio is classified as available-for-sale and is reflected at estimated fair value with unrealized gains and losses recorded as a separate component of stockholders' equity, net of related deferred income taxes. The premium and discount on fixed maturities and collateralized mortgage obligations are amortized using the interest method. Amortization and accretion of premiums and discounts on collateralized mortgage obligations are adjusted for principal paydowns and changes in expected maturities. Investments in which the decline in market value is deemed other than temporary are reduced to the estimated realizable value through a charge to income.

    Invested cash consists primarily of treasury and agency instruments with short durations.

    Realized gains and losses on sales of investments are computed on the specific-identification basis.

    Restricted cash consists of premiums collected by the insurance brokerage subsidiaries but not yet remitted to insurance companies which is restricted as to use by law in the states in which the brokerage subsidiaries operate.

    Fixed maturities and invested cash with a book value of $136,311 were on deposit with various regulatory authorities as of December 31, 2000 as required.

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

    As of December 31, 2000, Montlake had total assets of $26,268 and net equity of ($3,157). For the year ended December 31, 2000, Montlake had a net loss of $6,493. Based on Montlake's unfavorable 2000 operating results, specifically adverse loss development at its Bermuda captive, which is in run-off, the Company has recorded an impairment loss of $3,273 to reduce the carrying value of its investment in Montlake to $0 as of December 31, 2000.

    As of December 31, 1999, Montlake, had total assets of $14,821 and net equity of $3,336. For the year ended December 31, 1999, Montlake had a net loss of $2,385. The Company recognized a loss of

$506 for the year ended December 31, 1999. During 1999, Montlake reimbursed the Company for $325 in expenses incurred by the Company on Montlake's behalf.

Excess of Cost over Net Assets Acquired

    Excess of cost over net assets acquired is amortized on a straight-line basis over seven years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the balance over its remaining life can be recovered through the undiscounted future operating cash flows of the acquired operation. Accumulated amortization totaled $2,728 and $1,956 at December 31, 2000 and 1999, respectively.

Unpaid Losses and Loss Adjustment Expenses

    The liability for unpaid losses and loss adjustment expenses represents (a) case basis estimates of reported losses and loss adjustment expenses and (b) estimates based on past experience of unreported losses and loss adjustment expenses, net of anticipated salvage and subrogation. Management believes that the provisions for losses and loss adjustment expenses are adequate to cover the net cost of incurred losses and loss adjustment expenses; however, the liability is by necessity based on estimates, and, accordingly, there can be no assurance that the ultimate liability will not differ from such estimates.

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

Policyholder Dividends

    The insurance subsidiaries underwrite workers' compensation, accident and health and life insurance policies. Participating workers' compensation policies represented approximately 25%, 18%, and 28% of net written premium for the years ended December 31, 2000, 1999 and 1998, respectively. Dividends are recorded as a liability based on estimates of ultimate amounts expected to be declared by the insurance subsidiaries' Boards of Directors, at their discretion.

Income Taxes

    The Company accounts for income taxes under the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized.

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

Comprehensive Loss

    Comprehensive loss includes all changes in equity during a period except those resulting from investments by stockholders and distributions to stockholders. The Company's only component of other comprehensive loss relates to unrealized gains and losses on investments. The Company has included consolidated statements of comprehensive loss in the accompanying consolidated financial statements.

Earnings per Share ("EPS")

    The EPS calculations for the years ended December 31, 2000, 1999 and 1998 were based upon the weighted average number of shares of common stock outstanding. The EPS—assuming dilution calculations were based upon the weighted average number of shares of common stock outstanding adjusted for the effect of convertible securities, and options and warrants considered common stock equivalents. Stock options and warrants are considered to be common stock equivalents, except when their effect is antidilutive.

    The following table reflects the weighted average shares of common stock outstanding used in the EPS calculation, as well as the EPS—assuming dilution calculation. (In loss periods options are excluded from the calculation of EPS—assuming dilution as the inclusion of such options would have an antidilutive effect.) There is no difference in the earnings used in the two calculations.

	Years ended December 31,
	2000	1999	1998
Shares used in EPS calculation	5,475,170	5,847,836	6,228,479

(2) Investments

    Investments in fixed maturities are substantially all held in investment grade securities. Fair values were obtained from published securities quotation services or from asset management professionals retained by the Company.

Fixed Maturities

    The amortized cost and estimated fair value of investments in fixed maturities classified as available for sale at December 31, 2000 and 1999 are as follows:

	December 31, 2000
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$15,760	$182	$—	$15,942
Obligations of states and political subdivisions	26,485	226	241	26,470
Corporate securities	56,852	196	1,027	56,021
Collateralized mortgage obligations and other assets backed securities	36,675	24	367	36,332

Total	$135,772	$628	$1,635	$134,765

	December 31, 1999
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$8,799	$32	$10	$8,821
Obligations of states and political subdivisions	27,251	77	1,286	26,042
Corporate securities	60,645	435	4,261	56,819
Collateralized mortgage obligations and other assets backed securities	41,599	—	2,578	39,021

Total	$138,294	$544	$8,135	$130,703

    The amortized cost and estimated fair value of fixed maturities classified as available for sale at December 31, 2000 by the earlier of the pre-escrowed date or contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized cost	Estimated fair value
Due in one year or less	$19,603	$19,686
Due after one year through five years	51,878	51,852
Due after five years through ten years	24,982	24,284
Due after ten years	2,634	2,611
Collateralized mortgage obligations and other asset backed securities	36,675	36,332

	$135,772	$134,765

Preferred Stock

    Unrealized investment gains (losses) on preferred stock at December 31, 2000 and 1999 are as follows:

	December 31,
	2000	1999
Gross unrealized gains	$—	$—
Gross unrealized losses	(130)	(171)

	$(130)	$(171)

Common Stock

    Unrealized investment gains (losses) on common stock at December 31, 2000 and 1999 are as follows:

	December 31,
	2000	1999
Gross unrealized gains	$—	$—
Gross unrealized losses	(573)	(895)

	$(573)	$(895)

Net Investment Income

    Net investment income is summarized as follows:

	Years ended December 31,
	2000	1999	1998
Interest	$9,864	$9,727	$9,396
Dividends	773	330	500

	10,637	10,057	9,896
Less investment expenses	(326)	(360)	(356)

	$10,311	$9,697	$9,540

    Until August 2000, an affiliate of a significant holder of the Company's stock also acted as one of the Company's investment advisors. Fees paid for such investment services totaled $212, $264, and $244 in 2000, 1999 and 1998, respectively.

Net Realized Investment Gains (Losses)

    Net realized investment gains (losses) are as follows:

	Years ended December 31,
	2000	1999	1998
Fixed maturities:
Gross realized gains	$—	$223	$1,863
Gross realized losses	(2,001)	(1,738)	(379)
Common stock:
Gross realized gains	—	—	222
Gross realized losses	(318)	—	—
Impairment loss on unconsolidated affiliate	(3,273)	—	—

	$(5,592)	$(1,515)	$1,706

    Included in the gross realized loss in 1999 is $1,600 related to the realization of an other than temporary decline in the value of a non-performing investment.

(3) Unpaid Losses and Loss Adjustment Expenses

    Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Years ended December 31,
	2000	1999	1998
Balance at beginning of period	$158,944	$136,316	$77,784
Less reinsurance recoverable on unpaid losses and loss adjustment expenses	11,519	25,137	6,394

Net balance at beginning of period	$147,425	$111,179	$71,390

Incurred related to:
Current period	75,209	65,337	108,454
Prior periods	21,146	16,897	6,029

Total incurred	$96,355	$82,234	$114,483

Reinsurance settlement (see note 7)	—	41,989	—
Paid related to:
Current period	25,986	34,625	34,674
Prior periods	86,064	53,352	40,020

Total paid	$112,050	$87,977	$74,694

Net balance at end of period	131,730	147,425	111,179
Plus reinsurance recoverable on unpaid losses and loss adjustment expenses	20,867	11,519	25,137

Balance at end of period	$152,597	$158,944	$136,316

    The unfavorable incurred development for prior periods in 2000 in the liability for unpaid losses and loss adjustment expenses is principally due to reserve development on the 1998 accident year. The continued development on the 1998 accident year was largely attributable to extended claim durations for the California book of business. To a lesser extent, the 1999 accident year also had adverse reserve development, principally related to experience in Texas.

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

(4) Notes Payable

    A summary of notes payable at December 31, 2000 and 1999 is as follows:

	December 31,
	2000	1999
Note payable (interest at 7.5% at December 31, 2000, due 2001), unsecured	$1,629	$1,632

(5) Note Payable to Bank

    On March 31, 1997, the Company entered into a $15,000 unsecured line of credit with a commercial bank. On December 31, 1999, the Company elected to convert all of the borrowings into a term loan maturing on December 31, 2001. At the date of conversion, the line of credit had an outstanding balance of $15,000. As of December 31, 1999, the interest rate was 8.5%. As of December 31, 2000, the outstanding balance was $11,250 and the interest rate was 11.5%.

    Since December 31, 1999, the Company has been out of compliance with certain of its debt covenants. However, the Company has been and remains current on the term loans scheduled principal and interest payments. On January 30, 2001, the Company and the lender completed negotiations and signed an Amendment to the Credit Agreement (the "Amendment"). Under the terms of the Amendment, the Company makes principal payments totaling $6,874 during 2001 with the remaining principal balance of $4,376 due on December 31, 2001. Balances outstanding under the term loan bear interest at the lender's reference rate plus 2.0%.

    The original Credit Agreement contained various financial covenants such as minimum stockholders' equity, minimum statutory surplus, a ratio of debt to stockholders' equity, a ratio of PICO's premiums written to statutory surplus, and a debt service coverage ratio. The Amendment includes waivers for prior violations of certain covenants and modifies or eliminates selected covenants going forward. However, in the event of a default in 2001, the interest rate would increase by 2.0%. The Company believes it will be in compliance with the remaining covenants during 2001.

    Each of the Company's non-insurance subsidiaries has guaranteed all obligations of PAULA Financial under the Credit Agreement. Additionally, under the terms of the Amendment, the Company has pledged as collateral its stock in PAULA Insurance Company.

    Management believes that funds currently available, funds released upon the liquidation of PACO and expense reimbursements and dividends from its non-regulated operating subsidiaries will be sufficient to meet the required principal and interest payments except for a portion of its December 31, 2001 balloon payment. The Company has already begun the process of identifying financing to fully meet its December 31, 2001 payment obligation. Management believes that such financing is available and can be obtained under appropriate and reasonable terms. As alternatives, the Company could sell or securitize non-regulated assets sufficient to meet the remaining obligation. While the Company believes that it is remote that it will not meet its required principal and interest payments when due, in the event of default, the commercial bank may exercise the rights and remedies available to it under law. These remedies could be adverse to the Company's financial condition.

    Total interest paid by the Company on all notes during the years ended December 31, 2000, 1999 and 1998 was $1,536, $758 and $61, respectively.

(6) Income Taxes

    The Company and its subsidiaries file a consolidated Federal income tax return. Income tax benefit for the years ended December 31, 2000, 1999 and 1998 is shown as follows:

Years ended December 31,	Federal	State	Total
2000:
Current	$—	$6	$6
Deferred	(3,430)	—	(3,430)

	$(3,430)	$6	$(3,424)

1999:
Current	$992	$22	$1,014
Deferred	(8,497)	—	(8,497)

	$(7,505)	$22	$(7,483)

1998:
Current	$(1,771)	$16	$(1,755)
Deferred	(2,072)	—	(2,072)

	$(3,843)	$16	$(3,827)

    The total tax benefit is different from the applicable Federal income tax rate of 34% for the reasons reflected in the following reconciliation:

	Years ended December 31,
	2000	1999	1998
Expected tax benefit	$(7,694)	$(7,215)	$(2,959)
Tax-exempt investment income	(457)	(311)	(924)
Nondeductible expenses	117	116	61
State income taxes, net of Federal benefit	4	14	(5)
Change in valuation allowance	4,610	—	—
Other, net	(4)	(87)	—

	$(3,424)	$(7,483)	$(3,827)

    Temporary differences which give rise to a significant portion of deferred tax assets and liabilities are as follows:

	December 31,
	2000	1999
Deferred tax assets:
Loss reserve discounting	$4,758	$6,021
Unearned premiums	497	1,442
Net operating loss carryforward	19,301	8,226
Tax on net unrealized loss on securities carried at market value	650	2,944
Other	1,655	1,613

Gross deferred tax assets	26,861	20,246
Less valuation allowance	(4,610)	—

Deferred tax assets	$22,251	$20,246

Deferred tax liabilities:
Unbilled premiums	—	(2,185)
Tax method change transition adjustment	(1,845)	—
Other	(1,791)	(514)

Gross deferred tax liabilities	$(3,636)	$(2,699)

Net deferred tax asset	$18,615	$17,547

    As of December 31, 2000, the Company has established a $4,610 valuation allowance related to the net operating loss carry forward generated in 2000.

    The recoverability of the net deferred tax asset is demonstrated by anticipated future operating results, available tax planning strategies and taxes paid in prior years. Management believes that it is more likely than not that the results of future operations and various tax planning strategies will generate sufficient taxable income in the periods necessary to realize the net deferred tax asset.

    The Company received Federal income tax refunds of $326 during the year ended December 31, 2000. The Company received Federal income tax refunds of $955 and made Federal income tax payments of $326 during the year ended December 31, 1999. The Company received Federal income tax refunds of $1,552 and made Federal income tax payments of $65 during the year ended December 31, 1998.

    At December 31, 2000, the Company had a tax net operating loss carryforward of $19,301 that begins to expire in 2018.

(7) Reinsurance

    In the ordinary course of business, the insurance subsidiaries cede insurance for the purpose of obtaining greater risk diversification and minimizing the maximum net loss potential arising from large claims. The insurance subsidiaries, however, are contingently liable in the event that their reinsurers become unable to meet their contractual obligations.

    A large portion of the reinsurance is effected under reinsurance contracts known as treaties. PAULA Insurance Company ("PICO") maintains excess of loss and catastrophic reinsurance arrangements to protect it against losses above its retention on workers' compensation policies. Additionally, PICO has also chosen from time to time to quota-share a portion of its retained claims exposure. In a quota share reinsurance contract, the Company and the reinsurer share premiums, losses and loss adjustment expenses on a proportional basis based on each party's interest in the quota-shared risk.

    The maximum retention for each loss occurrence on workers' compensation policies has been $250 since July 1996. In July 1998, PICO modified its prior existing excess of loss reinsurance treaty on the $250 excess $250 layer to retain the first $2,000 in annual aggregate losses, with a corresponding reduction in the reinsurance rate. In July 2000, PICO modified the terms of the deductible from a fixed $2,000 to 2.0% of earned premium.

    Effective July 1, 2000, PICO entered into a variable rate quota share agreement with the Insurance Corporation of Hannover (ICH). For the year ended December 31, 2000, PICO ceded 10% of policy year 2000 earned premium to ICH.

    In the fourth quarter of 1998, PICO entered into a two-year excess of loss reinsurance arrangement with a retention of $50. Concurrent with this agreement, PICO entered into an excess of loss agreement which covers a portion of the losses in the $40 excess of $10 layer and a quota-share agreement which covers a portion of losses below $10. These treaties were settled and commuted effective September 30, 1999. On January 27, 2000, the Company received a $41,989 cash settlement. The settlement amount included the return of net premiums ceded during the twelve months the treaty was in effect plus a substantial break-up fee. The Company recorded a $773 loss as a result of this transaction. The settlement was accounted for as a commutation.

    The following amounts have been deducted in the accompanying consolidated financial statements as a result of reinsurance ceded:

	Years ended December 31,
	2000	1999	1998
Premiums earned	$6,526	$35,874	$18,834
Losses and loss expenses incurred	$11,408	$40,533	$22,554
Operating expenses	$1,192	$6,889	$3,024

    In July 1998, the Company entered into an assumption agreement with the New Mexico Retail Association Self-Insured Group ("the SIG"). The agreement provides for the complete assumption by PICO of the SIG reserves outstanding as of July 1, 1998, as well as a 100% quota-share participation on policies in-force as of that date. The prospective piece of the treaty has been accounted for as reinsurance in the accompanying consolidated financial statements. Premiums assumed under the prospective piece of this agreement were $37, $326 and $1,647 while loss incurred were $237, $13 and $1,031 for the years ended December 31, 2000, 1999 and 1998, respectively. The portion of the contract related to the loss portfolio transfer does not meet risk transfer requirements and has therefore been accounted for using the deposit method of accounting. At December 31, 2000 and 1999, the related liability of $1,021 and $1,205, respectively, are included in accounts payable and accrued expenses in the accompanying consolidated financial statements.

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

    PAULA Financial is dependent on the transfer of funds from its subsidiaries. Dividends and advances from PICO and PAULA Assurance Company ("PACO") are restricted by law and minimum capitalization requirements and, above certain thresholds, are subject to approval by insurance regulatory authorities. Net assets of the insurance subsidiaries in the amount of $42,951 and $47,082 at December 31, 2000 and 1999, respectively, are restricted as to their availability for advances or dividends to PAULA Financial due to insurance regulatory requirements.

(9) Employee Benefit Plans

    The Company maintains a 401(k) plan covering substantially all employees. Employees may contribute up to 17% of their compensation. The Company makes a matching contribution of 50% of the employee contribution, limited to 6% of compensation. Total employer costs under the plan were $288, $293 and $252 for the years ended December 31, 2000, 1999 and 1998, respectively.

    Historically, the Company also maintained a defined contribution employee stock ownership plan ("ESOP") covering all full-time employees, excluding hourly employees. Effective September 30, 1999, the ESOP merged with the 401(k) plan. At the time of the merger, the ESOP had 802,396 shares of Company common stock. No contributions were made in 1999 or 1998.

    Employees of the Company receive an annual year-end bonus based upon the results of the Company. Amounts expensed under bonus programs were $280, $432 and $641 for the years ended December 31, 2000, 1999 and 1998, respectively.

    In 1998, the Company implemented a key employee/consultant loan program which provides funds exclusively for the borrowers' purchase of Company stock. The Company has authorized loans of up to $1,000. The loans are full recourse, bear interest at the rate of 8.5% per annum, payable quarterly, have a three-year maturity and are secured by the stock purchased. The loan program was reviewed and approved by the Compensation Committee of the Board of Directors. As of December 31, 2000 and 1999, the Company had extended loans in the amount of $570. Such amounts are included in other receivables in the accompanying consolidated financial statements.

    In 1994, the Company adopted a stock incentive plan, reserving 550,000 shares of common stock, which provides for granting of stock options and restricted stock bonuses to officers and directors and key employees of the Company. Options and restricted stock are granted at the discretion of the Executive Compensation Committee of the Board of Directors. Prior to the initial public offering, options were granted at fair value as determined by the Executive Compensation Committee of the Board of Directors. At December 31, 2000, 31,225 shares of common stock were available for issuance under the 1994 plan.

    In 1997, the Company adopted its 1997 Stock Incentive Plan, reserving 200,000 shares of common stock. Stock awards totaling 212 shares, 252 shares and 1,000 shares were granted in 2000, 1999 and 1998, respectively. At December 31, 2000, 108,286 shares of common stock were available for issuance under the 1997 plan.

    Stock options vest either immediately or over periods not to exceed five years and carry an exercise price equal to or in excess of the fair market value of the common stock on the date of grant. The stock options are generally exercisable for a ten-year term. The weighted average contractual life of options outstanding under the 1994 and 1997 plans is 5.0 years and 8.1 years, respectively.

    Changes in the status of options granted under the 1994 plan are summarized as follows:

	2000
	Shares	Exercise price	Weighted average exercise price
Beginning of year	395,875	$7.88-23.13	$9.48
Granted	—	—	—
Canceled	(4,000)	$13.50	$13.50
Exercised or redeemed	—	—	—

End of year	391,875	$7.88-23.13	$9.44

Exercisable	388,475	$7.88-23.13	$9.32

	1999
	Shares	Exercise price	Weighted average exercise price
Beginning of year	419,500	$7.88-23.13	$9.48
Granted	—	—	—
Canceled	(23,625)	$9.50	$9.50
Exercised or redeemed	—	—	—

End of year	395,875	$7.88-23.13	$9.48

Exercisable	385,075	$7.88-23.13	$9.20

	1998
	Shares	Exercise price	Weighted average exercise price
Beginning of year	402,850	$7.88-12.50	$8.78
Granted	27,000	$13.50-23.13	$19.56
Canceled	(200)	$9.50	$9.50
Exercised or redeemed	(10,150)	$7.88-9.50	$8.44

End of year	419,500	$7.88-23.13	$9.48

Exercisable	365,525	$7.88-23.13	$9.02

    Changes in the status of options granted under the 1997 plan are summarized as follows:

	2000
	Shares	Exercise price	Weighted average exercise price
Beginning of year	85,250	$9.00	$9.00
Granted	5,000	$2.62	$2.62
Canceled	—	—	—
Exercised or redeemed	—	—	—

End of year	90,250	$2.62-$9.00	$8.50

Exercisable	48,000	$2.62-$9.00	$8.77

	1999
	Shares	Exercise price	Weighted average exercise price
Beginning of year	—	—	—
Granted	110,000	$9.00	$9.00
Canceled	(24,750)	$9.00	$9.00
Exercised or redeemed	—	—	—

End of year	85,250	$9.00	$9.00

Exercisable	27,500	$9.00	$9.00

    Pursuant to the 1994 Plan, the Company granted 28,700 shares at $9.03 per share and 22,500 shares at $7.88 per share of restricted common stock in 1995 and 1996, respectively. The per share price for these awards was based on an annual independent appraisal. The restrictions lapsed pursuant to various vesting schedules. Holders of restricted stock are entitled to vote such shares and receive dividends, which are not subject to restrictions. As of December 31, 2000, all restrictions on the grants have lapsed; 200, 1,700 and 450 shares in 2000, 1999 and 1998, respectively, were forfeited based upon voluntary termination. No restricted stock was granted in the years ended December 31, 2000, 1999 and 1998.

    In addition, in 1996, the Company issued options to purchase an aggregate of 316,000 shares of common stock to officers and directors of the Company outside the Plan. The options carry an exercise price of $9.50 per share. Also outstanding is an option to purchase an aggregate of 60,000 shares of common stock to an officer of the Company outside of the plan granted at $8.50 per share in 1994. The options were granted at fair value as determined by the Executive Compensation Committee of the Board of Directors. Such options have the same terms as options granted under the plans. Options to purchase 84,000 shares of common stock were immediately exercisable with the remaining options vesting over a period of three years. In 1999, options to purchase 10,500 shares at $9.50 per share were forfeited. In 1998, options to purchase 8,000 shares at $9.50 per share were exercised. Options to purchase 357,500 shares of common stock issued outside the plans remain outstanding as of December 31, 2000.

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

	Years ended December 31,
	2000	1999	1998
Net loss:
As reported	$(19,205)	$(13,739)	$(4,877)
Pro forma	$(19,324)	$(14,138)	$(5,366)
Loss per share:
As reported	$(3.51)	$(2.35)	$(0.78)
Pro forma	$(3.53)	$(2.42)	$(0.86)
Loss per share—assuming dilution:
As reported	$(3.51)	$(2.35)	$(0.78)
Pro forma	$(3.53)	$(2.42)	$(0.86)

    The fair value for options granted in 2000, 1999 and 1998 was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6.0% in 2000 and 1999 and 5.3% in 1998, average option exercise period of seven years, and a volatility factor of 50%. The fair value for options granted prior to 1998 was estimated at the date of grant using the minimum value method. The risk-free interest rate used for options granted during 1995 and 1996 was 6.4%. An average option exercise period of seven years was used. Pro forma net loss does not reflect options granted prior to 1995. During the initial phase-in period of SFAS 123, the full impact of calculating compensation cost for stock options is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting periods and compensation cost for options granted prior to January 1, 1995 is not considered.

(10) Statutory Accounting Practices

    The insurance subsidiaries are required to file statutory financial statements with state insurance regulatory authorities. Accounting practices used to prepare these statutory financial statements differ from generally accepted accounting principles ("GAAP"). Such differences include the following: (1) reserves for losses and loss adjustment expenses must meet certain minimum requirements, (2) reserves for policyholder dividends are recorded as a restriction on surplus until declared, (3) Federal income taxes are recorded when payable, (4) fixed maturities are carried at admitted values, (5) certain assets are non-admitted and (6) acquisition expenses are expensed when incurred. Amounts reported to regulatory authorities as compared to amounts included in the accompanying consolidated financial statements on a GAAP basis for the years ended December 31, 2000, 1999 and 1998 follow:

	As included in the accompanying consolidated financial statements	As reported to regulatory authorities
Years ended December 31, 2000:
Net loss	$(10,571)	$(15,505)

Stockholders' equity	$43,239	$20,228

1999:
Net loss	$(12,197)	$(19,153)

Stockholders' equity	$50,445	$34,130

1998:
Net loss	$(5,519)	$(6,955)

Stockholders' equity	$67,793	$54,504

    Statutory accounting practices for the insurance subsidiaries are prescribed or permitted by the Department of Insurance of the State of California ("California DOI"). Prescribed accounting practices include a variety of publications of the National Association of Insurance Commissioners ("NAIC") as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices that are not prescribed; such practices differ from state to state, may differ from company to company within a state and may change in the future. Furthermore, the NAIC's project to codify statutory accounting practices was approved by the NAIC in March 1998. The approval included a provision for commissioner discretion in determining appropriate statutory accounting for insurers in their state. Consequently, prescribed and permitted accounting practices may continue to differ from state to state. Codification became effective on January 1, 2001. The implementation of codification resulted in an increase in PICO's statutory surplus of $1.2 million. There was no material impact in PACO's statutory surplus.

    Insurance regulatory authorities impose various restrictions on the payment of dividends and advances by insurance companies. As of December 31, 2000, the maximum dividend and advance payments that may be made during 2001 by PACO to PAULA Financial without prior approval of the regulatory authorities are limited to the greater of net income for the preceding year or 10% of policyholder surplus as of the preceding December 31 and approximate $288.

(11) Commitments and Contingencies

    The Company leases buildings for its home office and certain other premises under long-term operating leases that expire in various years to 2005. Certain of these leases contain renewal provisions. Rent expense was $2,087, $1,950 and $1,719 for the years ended December 31, 2000, 1999 and 1998, respectively.

    Approximate aggregate minimum rental commitments under operating leases at December 31, 2000 are as follows:

2001	$1,374
2002	1,240
2003	412
2004	90
2005	29

    Effective January 2001, the Company entered into a one-year service agreement with InsureTrade.com. Future obligations under the service agreement are not material. InsureTrade.com is a subscription-based, internet-enabled, supply chain management solution that facilitates property and casualty insurance transactions. The Chairman and Chief Executive Officer of the Company is also the founder and Chairman of InsureTrade.com.

    In the ordinary course of business, the Company's subsidiaries are defendants in various lawsuits. Management believes that the ultimate disposition of the litigation will not result in a material impact to the financial position or operating results of the Company.

    The NAIC has adopted a risk-based capital ("RBC") formula for both property and casualty and life insurance companies. The formula calculates a minimum level of capital and surplus which should be maintained by each insurer. The formula is designed to allow state regulators to identify potentially under-capitalized companies. Under the formula, a company determines its RBC by taking into account certain risks related to the insurer's assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer's liabilities (including underwriting risks related to the nature and experience of its insurance business). The RBC rules provide for different levels of regulatory attention depending upon the ratio of the company's total adjusted capital to its "authorized control level" of RBC.

    The following table sets forth the different levels of RBC that may trigger regulator involvement and the actions that may be triggered:

Level	Trigger	Corrective Action
Company Action Level	Adjusted capital less than 200% of authorized control level	Submit a comprehensive plan to insurance commissioner
Regulatory Action Level	Adjusted capital less than 150% of authorized control level	In addition to above, insurer is subject to examination, analysis and specific corrective action
Authorized Control Level	Adjusted capital less than 100% of authorized control level	In addition to both of the above, insurance commissioner may place insurer under regulatory control
Mandatory Control Level	Adjusted capital less than 70% of authorized control level	Insurer must be placed under regulatory control

    The comprehensive plan required at the Company Action Level and certain other levels must: (i) identify the conditions in the insurer that contribute to the failure to meet the capital requirements; (ii) contain proposed corrective actions that the insurer intends to make and that would be expected to result in compliance with capital requirements; (iii) provide certain projections of the insurer's financial results for the current year and at least the four succeeding years; (iv) identify key assumptions impacting the insurer's projections and the sensitivity of the projections to the assumptions; and (v) identify the quality of, and problems associated with, the insurer's business, including, but not limited to, its assets, anticipated business growth and associated surplus strain, extraordinary exposure to risk, mix of business, and use of reinsurance in each case.

    As of December 31, 2000, PICO's adjusted capital fell within the Company Action Level. Consequently, the Company is required to file a detailed financial plan with the California DOI. The Company has had ongoing discussions with the California DOI. In the course of those discussions, the Company has provided the California DOI with much of the information required in the comprehensive plan. The California DOI has informed the Company that it is currently not contemplating any action other than requesting the formal comprehensive plan. The Company plans to file the formal action plan within the allotted time frame.

    At December 31, 2000, PACO's adjusted capital and surplus exceeded its risk-based capital requirements.

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
10.2	Lease for Registrant's Lake Oswego, Oregon office, dated September 23, 1996 and amended May 13, 1997 between WCB Thirty-Two Limited Partnership, as Lessor, and PICO, as Lessee.*
10.3	Lease for Registrant's Fresno, California office dated October 18, 1994 and amended January 10, 1997 between Altaffer Survivor Trust, as Lessor, and PAU, as Lessee.*
10.4	Agreement of Reinsurance, No. 7448, dated February 16, 1990 and last amended July 1, 1996 between General Reinsurance Corporation and PICO.*
10.5	Workers' Compensation and Employers' Liability Excess of Loss Reinsurance Agreement, No. 380, dated July 1, 1995 and last amended July 1, 1996 between PICO and certain reinsurers named therein.*
10.6	PAULA Financial and Subsidiaries 1994 Stock Incentive Plan.*
10.7	PAULA Financial and Subsidiaries 1997 Stock Incentive Plan.*
10.8	Form of Stock Option Agreement (Immediate Vesting—Non-Plan) issued in connection with the grant of stock options under the 1994 Plan.*
10.9	Form of Stock Option Agreement (Executive—Non-Plan) issued in connection with the grant of stock options other than under the 1994 Plan.*
10.10	Form of Stock Option Agreement (Immediate Vesting) issued under the 1994 Plan.*
10.11	Form of Stock Option Agreement (Executive) issued under the 1994 Plan.*
10.12	Form of Stock Option Agreement (Stepped Vesting) issued under the 1994 Plan.*
10.13	Form of Indemnification Agreement between Registrant and each of its directors.*
10.14	Convertible Revolving Loan Note dated March 31, 1997 made by Registrant in favor of Sanwa Bank California.*
10.15	Credit Agreement dated March 31, 1997 between Registrant and Sanwa Bank California.*
10.16
Form of Credit Guaranty dated March 31, 1997 made by each of PAU, Pan American Underwriters Insurance Agents & Brokers, Inc. (PAUIAB), Agri-Comp Insurance Agency, Inc. and Pan Pacific Benefit Administrators, Inc. (PPBA).*
10.17	Series A Preferred Stock Purchase Agreement dated August 3, 1994 between Registrant and certain purchasers of Series A Preferred Stock.*
10.18
Sixth Amendment, dated May 11, 1998, and Seventh Amendment dated September 17, 1998, to the Registrant's Lease for its Pasadena, California office dated January 1, 1989, as amended and as assigned to date, between LACERA Gateway Property, Inc., as lessor and PICO, as lessee.***
10.19
Endorsement 8, dated March 9, 1998, and Endorsement 9, dated August 28, 1998, to Agreement of Reinsurance No. 7448 dated February 16, 1990, as amended and endorsed to date, between General Reinsurance Corporation and PICO.***
10.20	Limited Liability Company Operating Agreement of Altus Insurance Holdings, LLC dated as of March 12, 1999 among the several members and Registrant.###
10.21	Asset Management Agreement dated February 1, 1995 between PICO and Conning.*

10.22
Agency and Affiliates Cost Allocation and Reimbursement Agreement dated March 1, 1992 and last amended December 1, 1996 between PAU and PAUIAB, as Agency, and PICO, PAULA Assurance Company ("PACO") and PPBA, as Affiliates.*
10.23
PAULA Insurance Company Insurance Carrier and Affiliates Cost Allocation and Reimbursement Agreement dated March 1, 1992 and last amended December 9, 1994 between PICO, as Carrier, and PACO, PAU, PAUIAB and PPBA, as Affiliates.*
10.24
PAULA Financial Parent and Affiliates Cost Allocation and Reimbursement Agreement dated January 1, 1993 and last amended December 9, 1994 between Registrant, as Parent, and PICO, PACO, PAU, PAUIAB and PPBA, as Affiliates.*
10.25	Managing Agreement dated January 1, 1993 and last amended April 28, 1995 between PACO and PPBA, as Manager.*
10.26	Federal Income Tax Allocation Agreement dated April 10, 1997 between Registrant and its subsidiaries.*
10.27	Agency Agreement dated March 1, 1992 and last amended April 1, 1997 between PAU and PICO.*
10.28	Agency Agreement dated March 1, 1992 and last amended April 1, 1997 between PAUIAB and PICO.*
10.29	Agency Agreement dated December 8, 1994 and last amended April 1, 1997 among Agri-Comp Insurance Agency, Inc. and PICO.*
10.30	Purchase Option dated March 11, 1997 between Registrant and CAPAX.*
10.31	Plan of Reorganization and Agreement of Merger dated September 22, 1997 between PAULA Financial (Delaware) and PAULA Financial (California).**
10.32	PAULA Insurance Company Workers Compensation Quota Share Reinsurance Agreement 1998 Placement Slip effective October 1, 1998 between PICO and Reliance Insurance Company.###
10.33	PAULA Insurance Company Workers' Compensation First and Second Excess of Loss Reinsurance Agreement 1998 Placement Slip effective October 1, 1998 between PICO and Reliance Insurance Company.###
10.34	Change of Control Agreement dated as of November 1, 1998 between the Registrant and Mr. Jeffrey A. Snider.###
10.35	Asset Purchase Agreement among PAULA Financial, Pan American Underwriters, Inc. and CAPAX Management & Insurance Services and its subsidiaries dated April 30, 1999.#
10.36	PAULA Insurance Company Workers' Compensation Quota Share Reinsurance Agreement Placement Slip effective July 1, 1999 between PICO and Montlake Casualty Company Ltd.##
10.37	PAULA Insurance Company Workers' Compensation Quota Share Reinsurance Rescission Agreement between PICO and Montlake Casualty Company Ltd.++
10.38	Workers' Compensation and Employer's Liability Quota Share Reinsurance Contract Effective July 1, 2000 issued to PAULA Insurance Company by Insurance Corporation of Hannover.+
10.39	Amendment No. 3 to Agency Agreement dated March 1, 1992 between PAU and PICO.
10.40	Amendment No. 3 to Agency Agreement dated March 1, 1992 between PAUIAB and PICO.

10.41	Amendment No. 4 to Agency Agreement dated December 8, 1994 between Agri-Comp Insurance Agency, Inc. and PICO.
10.42	Asset Management Agreement dated August 1, 2000 between PICO and General Re—New England Asset Management, Inc.
10.43
Ninth Amendment to the Registrant's Lease for its Pasadena, California office dated January 1, 1989, as amended and as assigned to date, between LACERA Gateway Property, Inc., as lessor and PICO, as lessee.
10.44	Storage Space Lease dated October 1, 2000 related to Registrant's Lease for its Pasadena, California facility between LACERA Gateway Property, Inc., as lessor and PICO, as lessee.
10.45
First Amendment to Credit Agreement dated March 31, 1997 and Waiver between Sanwa Bank California and Registrant, including Form of Stock Pledge Agreement and Form of Reaffirmation of Guaranties and Guarantor Subordination Agreements.
10.46
Endorsement 10, dated January 26, 1999, and Endorsement 11, dated October 16, 2000, to Agreement of Reinsurance No. 7448 dated February 16, 1990, as amended and endorsed to date, between General Reinsurance Corporation and PICO.
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

+
Incorporated by reference from the exhibit of the same number filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 2000.

++
Incorporated by reference from the exhibit of the same number filed as an exhibit to the Company's Annual Report on Form 10-K for the year ending December 31, 1999.

(b) Reports on Form 8-K.

    The Company filed no reports on Form 8-K during the fourth quarter of 2000.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAULA FINANCIAL
BY:	/S/ JAMES A. NICHOLSON Senior Vice President, CFO March 30, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY A. SNIDER Jeffrey A. Snider	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 30, 2001
/s/ JAMES A. NICHOLSON James A. Nicholson	Senior Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 30, 2001
/s/ JERRY M. MILLER Jerry M. Miller	Director	March 30, 2001
/s/ RONALD W. WAISNER Ronald W. Waisner	Director	March 30, 2001

INDEPENDENT AUDITORS' REPORT

The Board of Directors
PAULA Financial:

    Under date of March 15, 2001 we reported on the consolidated balance sheets of PAULA Financial and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000 which are included in the Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules in the Annual Report on Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

    In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                      /s/ KPMG LLP

Los Angeles, California
March 15, 2001

Schedule I

PAULA FINANCIAL AND SUBSIDIARIES

SUMMARY OF INVESTMENTS

(In thousands)

	As of December 31, 2000
Column A	Column B	Column C	Column D
Type of Investments	Cost	Value	Amount at which shown in the balance sheet
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$15,760	$15,942	$15,942
States, municipalities and political subdivisions	26,485	26,470	26,470
Corporate securities	56,852	56,021	56,021
Collateralized mortgage obligations and other asset backed securities	36,675	36,332	36,332

Total fixed maturities	135,772	134,765	134,765
Equity securities:
Common stock	1,900	1,327	1,327
Nonredeemable preferred stock	1,000	870	870

Total equity securities	2,900	2,197	2,197
Short-term investments	11,373	11,373	11,373

Total investments	$150,045	$148,335	$148,335

Schedule II.1

PAULA FINANCIAL AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PAULA FINANCIAL

Balance Sheets
(Dollars in thousands, except per share data)

	December 31,
	2000	1999
Fixed maturities, available for sale, at market (amortized cost $300 in 1999)	$—	$300
Cash and invested cash	145	2,356
Property and equipment, net	—	1
Investment in subsidiaries	47,545	54,859
Investment in unconsolidated affiliate	—	4,822
Deferred income taxes	205	1,730
Other assets	182	3,479

	$48,077	$67,547

Liabilities:
Notes payable	$11,250	$15,000
Accounts payable and other liabilities	225	354

	11,475	15,354
Stockholders' equity:
Preferred stock, $0.01 par value; Authorized 4,058,823 shares: none issued and outstanding	$—	$—
Common stock, $0.01 par value; Authorized 15,000,000 shares: issued, 6,337,079 shares in 1999 and 6,338,767 shares in 1999	63	63
Additional paid-in capital	67,371	67,386
Accumulated deficit	(23,693)	(4,488)
Accumulated other comprehensive loss:
Net unrealized loss on investments	(1,262)	(5,715)

	42,479	57,246
Treasury stock (873,500 shares in 2000 and 631,300 shares in 1999)	(5,877)	(5,053)

Net stockholders' equity	36,602	52,193

	$48,077	$67,547

See notes to condensed financial information.

Schedule II.2

PAULA FINANCIAL AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PAULA FINANCIAL

Statements of Operations
(Dollars in thousands, except per share data)

	Years ended December 31,
	2000	1999	1998
Income:
Net investment income	$(4,245)	$(1,247)	$858
Service fees	1,313	1,244	1,403
Other	1	2	20

	(2,931)	(1)	2,281
Expenses:
Interest expense	1,265	592	35
Service fees	128	551	668
Operating	2,007	1,374	1,716

	3,400	2,517	2,419
Equity in net loss of unconsolidated affiliate	(1,377)	(506)	—
Loss from operations before income tax benefit and equity in net loss of subsidiaries	(7,708)	(3,024)	(138)
Income tax benefit	820	(1,005)	(6)

Loss from operations before equity in net loss of subsidiaries	(8,528)	(2,019)	(132)
Dividends received from subsidiaries	(950)	—	—
Equity in net loss of subsidiaries	(9,727)	(11,720)	(4,745)

Net loss	$(19,205)	$(13,739)	$(4,877)

Loss per share	$(3.51)	$(2.35)	$(0.78)
Weighted average shares outstanding	5,475,170	5,847,836	6,228,479
Loss per share—assuming dilution	$(3.51)	$(2.35)	$(0.78)
Weighted average shares outstanding—assuming dilution	5,475,170	5,847,836	6,228,479

See notes to condensed financial information.

Schedule II.3

PAULA FINANCIAL AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PAULA FINANCIAL

Statements of Cash Flows
(In thousands)

	Years ended December 31,
	2000	1999	1998
Cash flows from operating activities:
Net loss	$(19,205)	$(13,739)	$(4,877)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	173	174	12
Loss from subsidiaries	9,727	11,720	4,745
Dividends received from subsidiaries	950	—	—
Equity in net loss of unconsolidated affiliate	1,377	506	—
Realized loss on investments	5,222	1,313	212
(Increase) decrease in deferred tax assets	1,525	(103)	(945)
Decrease in accounts payable and other liabilities	(129)	(57)	(224)
Other, net	(381)	43	759

Net cash provided by (used in) operating activities	$(741)	$(143)	$(318)

Cash flows from investing activities:
Purchase of fixed maturities	—	(556)	—
Proceeds from sale of common stock	—	—	3,908
Proceeds from sale of property and equipment	—	—	28
Investment in unconsolidated affiliate	—	(5,500)	—
Capital contribution to subsidiary	—	—	(13,964)

Net cash used in investing activities	$—	$(6,056)	$(10,028)

Cash flows from financing activities:
Borrowings under line of credit agreement, net	—	12,400	2,600
Payments on notes payable	(3,750)	(67)	(339)
(Increase) decrease in intercompany receivables	3,119	(2,631)	62
Dividends paid	—	(931)	(989)
Exercise of stock options	—	—	202
Repurchase of common stock	(824)	(1,840)	(3,213)
Retirement of common stock	(15)	—	—

Net cash provided (used in) financing activities	$(1,470)	$6,931	$(1,677)

Net increase (decrease) in cash and invested cash	(2,211)	732	(12,023)

Cash and invested cash at beginning of period	2,356	1,624	13,647

Cash and invested cash at end of period	$145	$2,356	$1,624

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$1	$1	$1

Cash paid during the period for interest	$1,265	$592	$35

See notes to condensed financial information.

Schedule II.4

PAULA FINANCIAL AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PAULA FINANCIAL

Notes to Condensed Financial Information
December 31, 2000 and 1999
(In thousands)

1. Basis of Presentation

    In accordance with the requirements of Regulation S-X of the Securities and Exchange Commission, the financial statements of the registrant are condensed and omit many disclosures presented in the consolidated financial statements and the notes thereto.

2. Notes Payable

    The following is a summary of the notes payable balances at period end:

	December 31,
	2000	1999
Note payable to bank	$11,250	$15,000

    Maturities of notes payable for the next five years are as follows:

Fiscal Year	December 31, 2000
2001	$11,250

3. Dividends from Subsidiaries

    During 2000, PAULA Financial received dividends totaling $950,000 from its subsidiaries. During 1999, no cash dividends were paid to PAULA Financial by its consolidated subsidiaries.

4. Contingencies

    The Company is subject to various litigation which arises in the ordinary course of business. Based upon discussions with counsel, management is of the opinion that such litigation will not have a material adverse effect on the consolidated financial position of the Company or its consolidated results of operations.

Schedule III

PAULA FINANCIAL AND SUBSIDIARIES

SUPPLEMENTAL INSURANCE INFORMATION
(In thousands)

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E	COLUMN F	COLUMN G	COLUMN H	COLUMN I	COLUMN J	COLUMN K
	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premium	Other Policy Claims and Benefits Payable	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortiza- tion of Deferred Policy Acquisi- tion Costs	Other Operating Expenses	Premiums Written
2000
Workers Compensation	$1,841	$152,577	$13,914	$—	$97,480	$9,780	$96,125	$9,588	$26,564	$96,707
Group A&H	—	20	—	—	388	176	109	—	277	388
Group Life	—	—	—	—	293	150	121	—	189	293

Total	$1,841	$152,597	$13,914	$—	$98,161	$10,106	$96,355	$9,588	$27,030	$97,388

1999
Workers Compensation	$1,513	$158,737	$21,213	$—	$80,126	$9,183	$82,075	$12,595	$27,162	$116,978
Group A&H	—	87	—	—	505	171	69	—	306	505
Group Life	—	120	—	—	325	141	90	—	173	325

Total	$1,513	$158,944	$21,213	$—	$80,956	$9,495	$82,234	$12,595	$27,641	$117,808

1998
Workers Compensation	$2,533	$135,939	$20,234	$—	$127,997	$8,156	$114,118	$18,909	$33,672	$151,675
Group A&H	—	278	—	—	490	144	235	—	229	490
Group Life	—	99	—	—	283	136	130	—	112	283

Total	$2,533	$136,316	$20,234	$—	$128,770	$8,436	$114,483	$18,909	$34,013	$152,448

Schedule IV

PAULA FINANCIAL AND SUBSIDIARIES

REINSURANCE

(Dollars in thousands)

					COLUMN F
	COLUMN B	COLUMN C	COLUMN D	COLUMN E
COLUMN A					Assumed to Net Percentage of Amount
Description	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount
Year ended December 31, 2000
Premiums:
Workers' compensation insurance	$102,358	$6,526	$1,648	$97,480	1.7%
Group A&H	388	—	—	388	0.0%
Group Life	293	—	—	293	0.0%

Total Premiums	$103,039	$6,526	$1,648	$98,161	1.7%

Year ended December 31, 1999
Premiums:
Workers' compensation insurance	$114,063	$35,874	$1,937	$80,126	2.4%
Group A&H	505	—	—	505	0.0%
Group Life	325	—	—	325	0.0%

Total Premiums	$114,893	$35,874	$1,937	$80,956	2.4%

Year ended December 31, 1998
Premiums:
Workers' compensation insurance	$144,328	$18,834	$2,503	$127,997	2.0%
Group A&H	490	—	—	490	0.0%
Group Life	283	—	—	283	0.0%

Total Premiums	$145,101	$18,834	$2,503	$128,770	2.0%

Schedule V

PAULA FINANCIAL AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E
		Additions
	Balance at Beginning of Period	Charged to Costs and Expense	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended December 31, 2000
Allowance for uncollectible accounts	$758	$733	$—	$—	$1,491

Year ended December 31, 1999
Allowance for uncollectible accounts	$901	$(143)	$—	$—	$758

Year ended December 31, 1998
Allowance for uncollectible accounts	$600	$301	$—	$—	$901

Schedule VI

PAULA FINANCIAL AND SUBSIDIARIES
SUPPLEMENTAL PROPERTY AND CASUALTY INSURANCE INFORMATION
(In thousands)

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E	COLUMN F	COLUMN G	COLUMN H		COLUMN I	COLUMN J	COLUMN K
			Discount, if any, Deducted in Reserves for Unpaid Claims and Claim Adjustment Expense
							Claims and Claim Adjustment Expenses Incurred Related to:
		Reserve for Unpaid Claims and Claim Adjustment Expense
									Amortization of Deferred Policy Acquisition Costs
	Deferred Policy Acquisition Claim									Paid Claim & Claim Adjustment Expenses
				Unearned Premium	Earned Premium	Net Investment Income	Current Year	Prior Year			Premiums Written
2000 Workers' Compensation	$1,841	$152,577	$—	$13,914	$97,480	$9,780	$74,908	$21,217	$9,588	$111,633	$96,761
1999 Workers' Compensation	$1,513	$158,737	$—	$21,213	$80,126	$9,183	$64,896	$17,179	$12,595	$87,648	$116,978
1998 Workers' Compensation	$2,533	$135,939	$—	$20,234	$127,997	$8,156	$107,850	$6,268	$18,909	$74,363	$151,675

QuickLinks

PART I
Reconciliation of Reserves for Losses and LAE (in thousands)
Changes in Historical Net Reserves for Losses and LAE (in thousands)
Calendar Year Development by Accident Year (in thousands)
Consolidated Investment Position
Fixed Maturity Portfolio by Standard & Poor's ("S&P") Rating
Fixed Maturity Portfolio by Years to Maturity
Investment Portfolio Results
Net Investment Income by Investment Type
PART II
Interest Rate Risk
Equity Price Risk
INDEPENDENT AUDITORS' REPORT
PAULA FINANCIAL AND SUBSIDIARIES Consolidated Balance Sheets (Dollars in thousands)
Assets
PAULA FINANCIAL AND SUBSIDIARIES Notes to Consolidated Financial Statements (Dollars in thousands, except per share data)
PART III
PART IV
SIGNATURES
INDEPENDENT AUDITORS' REPORT
Schedule I
PAULA FINANCIAL AND SUBSIDIARIES SUMMARY OF INVESTMENTS (In thousands)
Schedule II.1
Schedule II.2
Schedule II.3
Schedule II.4
PAULA FINANCIAL AND SUBSIDIARIES CONDENSED FINANCIAL INFORMATION OF REGISTRANT PAULA FINANCIAL
PAULA FINANCIAL AND SUBSIDIARIES SUPPLEMENTAL INSURANCE INFORMATION (In thousands)
Schedule IV
PAULA FINANCIAL AND SUBSIDIARIES REINSURANCE (Dollars in thousands)
Schedule V
PAULA FINANCIAL AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS AND RESERVES (In thousands)
Schedule VI