Form 10-K405/A
period 2000-12-31
PAULA FINANCIAL
filed 2001-04-30
CIK 929031

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-23181

PAULA FINANCIAL
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4640368 (IRS Employer identification number)

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

    The aggregate market value of the voting stock held by nonaffiliates of the registrant was $5,303,159 as of April 27, 2001.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

    As of April 27, 2001, the registrant had outstanding 5,341,979 shares of Common Stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS

    PAULA Financial's (the "Company") Certificate of Incorporation provides for a three-tiered classified Board of Directors with staggered terms of office. The Board of Directors consists of three classes, designated as Class I, Class II and Class III. Pursuant to the Certificate of Incorporation, the term of Class I directors expires at the 2001 Annual Meeting, the term of Class II directors expires at the 2002 Annual Meeting, and the term of Class III directors expires at the 2003 Annual Meeting. Pursuant to the Bylaws, at each Annual Meeting, only one class of directors will be elected, and each class of directors will serve a three-year term and until their successors are duly elected and qualified.

    The Company's current directors are as follows:

Name and Principal Occupation	Age	Year Commenced Serving as a Director	Other Corporate Directorships
Ronald W. Waisner (1)(2)(3) – Class I Mr. Waisner has served as a director of the Company since his election to the Board of Directors in November 1992. Prior to his retirement in 1991, Mr. Waisner worked for Continental Insurance Company beginning in 1959. His last position with Continental prior to retirement was Senior Vice President and Regional Manager of the Pacific Region responsible for insurance operations and marketing.	63	1992	None
Jerry M. Miller (1)(2)(3) – Class II Mr. Miller has served as a director of the Company since his election to the Board of Directors in November 1992. Mr. Miller is a Certified Public Accountant and was an audit partner with KPMG LLP from 1974 until his retirement in 1991.	60	1992	None
James A. Nicholson – Class II Mr. Nicholson has served as a Senior Vice President and Chief Financial Officer of the Company since April 1988. Mr. Nicholson is currently the Corporate Secretary and has served as the Corporate Secretary at different intervals since 1986. He was first elected to the Company's Board of Directors in 1986. Mr. Nicholson has been an employee of the Company since 1972.	56	1986	None

III-1

Name and Principal Occupation	Age	Year Commenced Serving as a Director	Other Corporate Directorships
Jeffrey A. Snider – Class III
Mr. Snider has been Chairman of the Board of Directors, President and Chief Executive Officer of the Company since December 1994. Mr. Snider is also the founder and Chairman of the Board of Directors of InsureTrade.com. Mr. Snider joined the Company in 1975 and served as President and Chief Executive Officer of the Company and a member of its Board of Directors from 1984 to 1988. Mr. Snider resigned from the Company and its Board of Directors in June 1988. From January 1989 until July 1990, Mr. Snider served as director of the Jimmy Carter Work Project of Habitat for Humanity International Inc. in San Diego, California and Tijuana, Mexico. In July 1990, Mr. Snider accepted a position as Executive Vice President and Chief Operating Officer of Habitat, serving in that position until December 1993, when he returned as President and Chief Executive Officer of the Company's insurance subsidiaries. Mr. Snider was re-elected to the Company's Board of Directors in November 1992.	49	1992	InsureTrade.com Montlake Insurance Holdings

(1)
Member of the Governance and Nominating Committee.

(2)
Member of the Executive Compensation Committee.

(3)
Member of the Audit Committee.

EXECUTIVE OFFICERS

    The following table sets forth the current executive officers who are not also directors of the Company:

Name	Capacities in which Served	Age
James J. Muza
Mr. Muza joined the Company in July, 1998, assuming the position of Vice President and Chief Actuary of PAULA Insurance Company ("PICO"), the Company's workers' compensation insurance subsidiary. In September, 1999, Mr. Muza was promoted to the position of Senior Vice President and also became the Company's Chief Investment Officer. Prior to joining the Company, Mr. Muza worked fo California Casualty Management Company for over 14 years last serving as Senior Vice President — Actuarial & Product Development. Mr. Muza is a Fellow of the Casualty Actuarial Society and a Member of the American Academy of Actuaries. Mr. Muza was first elected to the PICO Board of Directors in May 2000.	Chief Actuary, Chief Investment Officer and Senior Vice President	48

III-2

Victor Gloria III Mr. Gloria has been with the Company since 1972 and has served in the Workers' Compensation Claims Department of PICO for the majority of that time. He has served as Manager of that Department since 1987 and was appointed Senior Vice President of PICO in 1987. Mr. Gloria has obtained the certificated designation of Associate in Claims. Mr. Gloria was first elected to the PICO Board of Directors in April 1987.	Senior Vice President	46
Karl T. Hansen Mr. Hansen joined the Company's Blythe office in 1984 as a salesman and began assuming management responsibilities within the agency in 1985. In 1994, Mr. Hansen was promoted to the position of Vice President of Pan American Underwriters. In 1997, Mr. Hansen became a Senior Vice President and assumed responsibility for agency operations. On October 1, 2000, Mr. Hansen was promoted to the position of Executive Vice President for all agency operations. Mr. Hansen has been a director of the agency since 1994.	Executive Vice President	50
James M. Hannah Mr. Hannah joined the Company in March 1995, assuming the position of Vice President and Chief Underwriting Officer of PICO. Mr. Hannah became a Senior Vice President in March 1998. Prior to joining the Company, Mr. Hannah served as Vice President of American Home Assurance Co., a property and casualty insurance company, Manager of New Hampshire Insurance Co. from January 1993 to November 1993 and as Vice President of SAIF Corporation, the Oregon State insurance fund, for nine years prior to that time. Mr. Hannah was first elected to the PICO Board of Directors in April 1995.	Senior Vice President	52

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT

    Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and Directors and persons who own more than ten percent of the Company's Common Stock to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission (the "SEC"). Executive officers, directors and ten percent stockholders are required by the SEC to furnish the Company with copies of all Forms 3, 4 and 5 they file.

    Based solely on the Company's review of the copies of such forms it has received and written representations from certain reporting persons that they were not required to file a Form 5 for specified fiscal years, the Company believes that all of its executive officers, Directors and greater than ten percent beneficial owners complied with all the filing requirements applicable to them with respect to transactions during fiscal year 2000.

Item 11. EXECUTIVE COMPENSATION.

    The following table sets forth summary information regarding the compensation earned by the Chief Executive Officer and the four other most highly compensated officers of the Company whose salary and bonus for the fiscal year ended December 31, 2000 was in excess of $100,000 (the "Named Executive Officers") for services in all capacities to the Company for the three years ended December 31, 2000.

III-3

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long-Term Compensation Awards
Name and Principal Position	Year	Salary	Bonus(1)		Restricted Stock Awards($)	Securities Underlying Options (#)	All Other Compensation(2)
Jeffrey A. Snider Chairman of the Board, Chief Executive Officer and President	2000 1999 1998	$360,000 360,000 360,000	$	— — 250,000	— — —	— 38,000 —	$33,215 16,211 22,797
James A. Nicholson Chief Financial Officer and Secretary	2000 1999 1998	$216,000 183,000 180,000	$	— — 100,000	— — —	— 16,500 —	$4,860 21,299 6,094
James J. Muza Chief Actuary and Chief Investment Officer	2000 1999 1998	$200,000 200,000 100,000		$7,500 5,000 20,000	— — —	— 6,000 —	$5,100 2,067 —
Victor Gloria III Senior Vice President Claims Administration	2000 1999 1998	$156,000 129,000 126,000		$49,000 1,000 10,000	— — —	— 4,500 —	$4,108 5,178 4,286
Karl T. Hansen Executive Vice President, Pan American Underwriters	2000 1999 1998	$153,000 134,000 121,000	$	— 20,000 52,000	— — —	— 4,000 —	$4,125 4,589 5,262

(1)
Since January 1, 1996, the annual bonuses paid to Messrs. Snider and Nicholson have been determined and paid early in the year following the year to which the bonus relates since the bonus is based on company-wide results for the previous year. Bonuses paid in 1998 related to 1997 results. No bonuses were paid to such persons in 2000 relating to 1999 results or in 2001 relating to 2000 results.

(2)
Amounts in this column consist of one or more of the following: contributions by the Company to the Employee Stock Ownership Plan ("ESOP") and increases in ESOP allocations, matching contributions to the PAULA Financial and Subsidiaries 401(k) Retirement Savings Plan and split dollar life insurance premiums paid by the Company on behalf of the Named Executive Officers.

    No stock options were granted to the Named Executive Officers in 2000.

III-4

    The following table sets forth certain information regarding options to purchase shares of Common Stock held as of December 31, 2000 by each of the Named Executive Officers. None of such Named Executive Officers exercised options during 2000.

FISCAL YEAR-END OPTION VALUES

	Number of Securities Underlying Unexercised Options at Fiscal Year End (#)		Value of Unexercised In-The-Money Options at Fiscal Year End ($) (1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Jeffrey A. Snider	419,000	19,000	$—	$—
James A. Nicholson	71,250	8,250	—	—
James J. Muza	3,000	3,000	—	—
Victor Gloria III	29,450	2,250	—	—
Karl T. Hansen	10,200	2,000	—	—

(1)
Based upon the closing price on the Nasdaq Stock Market of the Common Stock on December 31, 2000 ($1.66 per share).

COMPENSATION OF DIRECTORS

    Each member of the Company's Board of Directors who is not an employee of the Company or any of its subsidiaries receives a director fee of $10,000 per year, plus a $500 fee per meeting and has received a grant of stock options and is eligible for grants under the Company's 1997 Stock Incentive Plan. Effective concurrent with the 2001 Annual Meeting of Stockholders, the director fee will be increased to $16,000 per year and the meeting fee will be increased to $750 per meeting. These directors are reimbursed for out-of-pocket expenses reasonably incurred for attending meetings. It is expected that at least four board meetings will be held during each calendar year.

    All of the following option grants were made pursuant to the Company's 1994 Stock Incentive Plan. On January 1, 1995, Messrs. Miller and Waisner were each granted options to purchase 5,500 shares of the Company's Common Stock at an exercise price of $9.03 per share (the fair market value of the Common Stock as determined by an independent appraisal). On February 1, 1996, Messrs. Miller and Waisner were each granted options to purchase 5,500 shares at an exercise price of $7.88 per share (the fair market value as determined by an independent appraisal). On October 26, 1996, Messrs. Miller and Waisner were each granted options to purchase 4,000 shares at an exercise price of $9.50 (the fair market value of the Common Stock as determined by the Board of Directors on such date). The first two option grants had a term of five years and vested immediately. The third option grant had a term of ten years and vested immediately. In the fourth quarter of 1999, the term of the first option grant was extended one year.

EMPLOYMENT/CHANGE OF CONTROL AGREEMENTS

    The Company (acting through the Executive Compensation Committee of the Board of Directors) and Mr. Snider have entered into a Change in Control Agreement. The Agreement sets forth the severance arrangements for Mr. Snider in the event that his employment with the Company is terminated by the Company without cause within 24 months of a change of control of the Company. In such event, Mr. Snider will receive a lump-sum payment equal to the sum of (i) three times his annual salary plus (ii) his target bonus for the year in which the termination occurs. This payment will be increased to cover excise (but not income) taxes which are incurred by Mr. Snider as a result of the payment. In addition, upon such event, Mr. Snider's then unvested stock options will become fully vested and he will receive continuation of certain employee benefits for three years after the

III-5

termination date. In August 2000, a similar Change in Control Agreement was entered into with Mr. Nicholson. The terms of Mr. Nicholson's agreement are consistent with Mr. Snider's, except that the lump-sum payment is based on two times his annual salary.

    The Company believes that providing agreements of this nature to Messrs. Snider and Nicholson is appropriate and standard practice within the industry and is a useful tool for recruitment and retention. The Company is not currently involved in discussions with respect to any transactions which could cause the provisions of these agreements to be triggered.

    No Named Executive Officer is a party to an employment agreement with the Company.

    No Named Executive Officer, except for Mr. Hansen, is a party to a non-compete agreement with the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Executive Compensation Committee of the Board of Directors is composed of two members, Messrs. Miller and Waisner. None of the past or current members of the Committee is or has been an employee or officer of the Company. No executive officer of the Company has served as a member of the board of directors or compensation committee of any company in which any of the past or current members of the Committee is an executive officer.

EXECUTIVE COMPENSATION COMMITTEE REPORT

    The Executive Compensation Committee of the Board of Directors (the "Executive Compensation Committee"), comprised of two non-employee directors, is responsible for establishing the base salary and other compensation of the Company's Chief Executive Officer and for approving and monitoring the criteria used in establishing the base salaries and other compensation of the Company's other executive officers. Set forth below is a report, submitted by Messrs. Miller and Waisner in their capacity as the Board's Executive Compensation Committee, addressing the Company's compensation policies for fiscal year 2000 as they affected Mr. Snider and the other officers named in the Summary Compensation Table appearing elsewhere herein (collectively, the "Executive Officers").

    The Executive Compensation Committee believes that the most effective executive compensation program is one that provides incentives to achieve both current and long-term strategic management goals of the Company, with the ultimate objective of enhancing stockholder value primarily through increasing earnings per share. In this regard, the Executive Compensation Committee believes executive compensation should be comprised of cash as well as equity-based and other incentive programs. With respect to equity-based compensation, the Executive Compensation Committee believes that an integral part of the Company's compensation program is the ownership and retention of the Company's Common Stock by its Executive Officers. By providing Executive Officers with a meaningful stake in the Company, the value of which is dependent on the Company's long-term success, a commonality of interests between the Company's Executive Officers and its stockholders is fostered.

    The Board of Directors has delegated to the Executive Compensation Committee the authority to establish compensation levels for the Company's Executive Officers. The Executive Compensation Committee has established a policy of setting the salary of Mr. Snider while reviewing the base salaries of the other Executive Officers as determined by Mr. Snider. The Executive Compensation Committee has also established a policy of paying annual bonuses to the Company's senior executive officers, including Mr. Snider, early in the year following the year to which the bonuses relate since the bonus is determined in large part upon company-wide results for the previous year.

    In evaluating the performance and setting the compensation of Mr. Snider and approving the compensation of the other Executive Officers based on results for fiscal 2000, the Executive Compensation Committee's primary consideration was the Company's disappointing financial results for

III-6

the year. The Executive Compensation Committee views increasing earnings per share and operating income while maintaining or improving the Company's return on equity as very significant indicators of executive performance, and believes in utilizing variable measures of compensation (through bonuses and stock options) to provide proper management incentives and reward such performance. The Executive Compensation Committee also views successful implementation of material transactions, such as mergers and acquisitions, as worthy of special consideration. In light of the Company's 2000 results, the Executive Compensation Committee chose to award no annual bonus to Mr. Snider and to not increase any other form of compensation to Mr. Snider for 2000.

    Mr. Snider determines the base salaries and annual bonuses for each of the other Executive Officers based, in part, on his understanding of competitive conditions, the respective Executive Officers contributions to the Company and any bonus pool established for this purpose by the Executive Compensation Committee.

    THE EXECUTIVE COMPENSATION COMMITTEE

    Jerry M. Miller
    Ronald W. Waisner

III-7

PERFORMANCE GRAPH

    The performance graph shown below shows the Company's total return to stockholders compared to the Nasdaq Stock Market Index1 and a peer group index2 over the period from October 24, 1997 (the day the Common Stock of the Company commenced trading on the Nasdaq Stock Market) to December 31, 2000.

COMPARISON OF CUMULATIVE TOTAL RETURN OF PAULA FINANCIAL,
NASDAQ STOCK MARKET INDEX AND PEER GROUP INDEX

    The cumulative total return shown on the stock performance graph indicates historical results only and is not necessarily indicative of future results.

    Each line on the stock performance graph assumes that $100 was invested in the Company's Common Stock and the Nasdaq Stock Market on October 24, 1997 and in the S&P Insurance (Property & Casualty) index on September 30, 1997 (the best information available for that index). The graph then tracks the value of these investments, assuming reinvestment of dividends, through December 31, 2000.

1
Includes all issues trading over the Nasdaq Stock Market during the period from October 24, 1997 through December 31, 2000, weighted annually by market capitalization (shares outstanding multiplied by stock price).

2
An index compiled and published by Standard & Poors Corporation ("S&P") comprised of the eight property-casualty insurance companies included in the S&P 500 at December 31, 2000, weighted annually by market capitalization (shares outstanding multiplied by stock price).

III-8

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth as of April 27, 2001, information as to the ownership of the Company's Common Stock by (i) each person who is known to the Company to own beneficially more than 5% of the outstanding shares of the Common Stock of the Company, (ii) each director, (iii) each executive officer of the Company named below and (iv) all named executive officers and directors as a group.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned(1)		Percent of Class Outstanding
Named Executive Officers and Directors:
Jeffrey A. Snider (2)	527,324	(3)	9.1
James A. Nicholson (2)	212,802	(4)	3.9
James J. Muza (2)	10,280	(5)	*
Victor Gloria, III (2)	116,927	(6)	2.2
Karl T. Hansen (2)	30,816	(7)	*
Jerry M. Miller 10205 Imperial Pointe Avenue Las Vegas, NV 89134	12,000	(8)	*
Ronald W. Waisner 113 Patton Court Folsom, CA 95630	7,000	(9)	*
All executive officers and directors as a group (7 persons)	917,149	(10)	15.5
Other Beneficial Owners:
Commercial Union Insurance Company One Beacon Street Boston, MA 02108	423,712	(11)	7.9
Dimensional Fund Advisors 1299 Ocean Avenue, 11th Floor Santa Monica, CA 90401	387,800	(12)	7.3
FMR Corp. 82 Devonshire Street Boston, MA 02109	591,800	(13)	11.1
MetLife, Inc. (Conning & Company) One Madison Avenue New York, NY 10010-3690	413,716	(14)	7.7
Philo Smith 695 East Main Street Stamford, CT 06901	756,800	(15)	14.2

*
Less than 1%

(1)
Such holder directly or indirectly has sole voting and investment power with respect to the shares listed except as described below.

(2)
Such person's address is care of PAULA Financial, 300 N. Lake Avenue, Suite 300, Pasadena, CA 91101.

(3)
Includes (i) options to purchase 438,000 shares of Common Stock and (ii) 2,924 shares which are held in the Company's 401(k) plan over which Mr. Snider has shared voting power and sole dispositive power.

III-9

(4)
Includes (i) options to purchase 79,500 shares of Common Stock, (ii) 125 shares held by Mr. Nicholson's son and (iii) 63,867 shares which are held in the Company's 401(k) plan over which Mr. Nicholson has shared voting power and sole dispositive power.

(5)
Includes (i) options to purchase 6,000 shares of Common Stock and (ii) 2,000 shares which are held in the Company's 401(k) plan over which Mr. Muza has shared voting power and sole dispositive power.

(6)
Includes (i) options to purchase 31,700 shares of Common Stock and (ii) 47,355 shares which are held in the Company's 401(k) plan over which Mr. Gloria has shared voting and sole dispositive power.

(7)
Includes (i) options to purchase 12,200 shares of Common Stock and (ii) 12,810 shares which are held in the Company's 401(k) plan over which Mr. Hansen has shared voting and sole dispositive power.

(8)
Includes options to purchase 4,000 shares of Common Stock.

(9)
Includes options to purchase 4,000 shares of Common Stock.

(10)
Includes options to purchase 575,400 shares of Common Stock and 128,956 shares which are held in the Company's 401(k) plan.

(11)
Based on information contained in a Schedule 13G filed on February 16, 1999. The holder has shared voting and dispositive power over all of the shares.

(12)
Based on information contained in a Schedule 13G filed on February 2, 2001.

(13)
Based on information contained in a Schedule 13G filed on February 14, 2001. FMR Corp. has no voting and sole dispositive power over all the shares.

(14)
Based on information contained in a Schedule 13G filed on February 14, 2001. Includes all shares of Common Stock held by Conning & Company, a subsidiary, and shares held by the following entities each of which is an affiliate of Conning & Company: Conning Insurance Capital Limited Partnership III and Conning Insurance Capital International Partners III. Such entities hold shared voting and investment power over the shares.

(15)
Based on information provided by Mr. Smith on April 27, 2001. Includes shares held by various investment companies and partnerships in which Mr. Smith has an ownership interest. Mr. Smith has shared voting and dispositive power with respect to the shares.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

LOAN PROGRAM

    The Company has implemented a key employee/consultant loan program which provides funds exclusively for the borrowers' purchase of our Common Stock. The Company is authorized to issue loans of up to an aggregate of $1,000,000. The loans are full recourse, bear interest at the rate of 8 1/2% per annum, payable quarterly, have a three year maturity and are secured by the stock purchased. The loan program was reviewed and approved by the Executive Compensation Committee. As of December 31, 2000, among others, Messrs. Muza, Nicholson and Hansen were indebted to the Company in the principal amounts of $20,000, $50,000 and $50,000, respectively, for loans made under the program.

SERVICE AGREEMENT

    Effective January 2001, the Company entered into a one-year service agreement with InsureTrade.com. InsureTrade.com is a subscription based, Internet enabled, supply chain management solution that facilitates property and casualty insurance transactions. During the year 2001, the Company anticipates paying InsureTrade.com approximately $36,000 for services rendered pursuant to the agreement. Mr. Jeffrey A. Snider, the Chairman and Chief Executive Officer of the Company, is also the founder and Chairman of InsureTrade.com.

III-10

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAULA FINANCIAL
By:	/s/ JAMES A. NICHOLSON Senior Vice President, CFO April 30, 2001

IV-1

QuickLinks

PART III
SUMMARY COMPENSATION TABLE
FISCAL YEAR-END OPTION VALUES
COMPARISON OF CUMULATIVE TOTAL RETURN OF PAULA FINANCIAL, NASDAQ STOCK MARKET INDEX AND PEER GROUP INDEX
SIGNATURES