Form 10-Q
period 2001-03-31
PAULA FINANCIAL
filed 2001-05-11
CIK 929031

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2001

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Number of shares of Common Stock, $.01 par value, outstanding as of close of business on April 30, 2001: 5,341,979 shares.

PAULA FINANCIAL
INDEX TO FORM 10-Q

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements
	Condensed consolidated balance sheets as of March 31, 2001 (unaudited) and December 31, 2000	2
	Condensed consolidated statements of operations for the three months ended March 31, 2001 and 2000 (unaudited)	3
	Condensed consolidated statements of comprehensive income (loss) for the three months ended March 31, 2001 and 2000 (unaudited)	4
	Condensed consolidated statements of cash flows for the three months ended March 31, 2001 and 2000 (unaudited)	5
	Notes to condensed consolidated financial statements for the three months ended March 31, 2001 (unaudited)	6
Item 2.	Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations	7
Item 3.	Quantitative and Qualitative Disclosures About Market Risks	10

PART II. OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	11
SIGNATURE		12

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

PAULA FINANCIAL AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	March 31, 2001	December 31, 2000
	(Unaudited)	(*)
Assets
Investments:
Fixed maturities, available for sale, at market (amortized cost: 2001, $111,542; 2000, $135,772)	$112,282	$134,765
Equity securities, at market Preferred stock (cost: 2001, $1,000; 2000, $1,000)	857	870
Common stock (cost: 2001, $1,686; 2000, $1,900)	1,236	1,327
Invested cash, at cost (approximates market)	22,061	11,373

Total investments	136,436	148,335

Cash (restricted: 2001, $1,241; 2000, $2,075)	6,694	6,121
Accounts receivable, net of allowance for uncollectible accounts (2001, $1,611; 2000, $1,491)	17,083	17,062
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	23,489	20,867
Deferred income taxes	17,310	18,615
Other assets	14,322	14,244

	$215,334	$225,244

Liabilities and Stockholders' Equity
Liabilities:
Unpaid losses and loss adjustment expenses	$138,392	$152,597
Unearned premiums	18,410	13,914
Accrued policyholder dividends	583	528
Accounts payable and accrued expenses	11,893	8,995
Notes payable	8,379	12,879

	177,657	188,913

Stockholders' Equity:
Preferred Stock, $0.01 par value. Authorized 4,058,823 shares, none issued and outstanding	—	—
Common stock, $0.01 par value (Authorized 15,000,000 shares, issued: 2001, 6,337,079; 2000, 6,337,079)	63	63
Additional paid-in-capital	67,371	67,371
Accumulated deficit	(23,573)	(23,693)
Accumulated other comprehensive income (loss):
Net unrealized gain (loss) on investments	97	(1,129)

	43,958	42,612
Treasury stock, at cost (2001, 995,100; 2000, 995,100 shares)	(6,281)	(6,281)

	37,677	36,331

	$215,334	$225,244

* Derived from audited financial statements.

See notes to condensed consolidated financial statements.

PAULA FINANCIAL AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2001	2000
	(Unaudited)
Income:
Net premiums earned:
Workers' compensation	$11,351	$27,415
Group medical and life	—	211
Commissions	1,831	1,421
Net investment income	2,238	2,507
Net realized investment gains (losses)	9	(117)
Other	298	268

	15,727	31,705

Expenses:
Losses and loss adjustment expenses incurred	9,572	23,426
Dividends provided for policyholders	55	248
Operating	5,972	9,545

	15,599	33,219

Equity in net loss of unconsolidated affiliate	—	(94)

Income (loss) before income taxes	128	(1,608)
Income tax expense (benefit)	8	(575)

Net income (loss)	$120	$(1,033)

Earnings per share	$0.02	$(0.18)
Weighed average shares outstanding	5,341,979	5,636,977
Earnings per share—assuming dilution	$0.02	$(0.18)
Weighted average shares outstanding—assuming dilution	5,341,979	5,636,977

See notes to condensed consolidated financial statements.

PAULA FINANCIAL AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended March 31,
	2001	2000
	(Unaudited)
Net income (loss)	$120	$(1,033)
Other comprehensive income (loss), net of tax
Unrealized gains on investments:
Unrealized holding gains arising during period (tax impact: 2001, $601; 2000, $45)	1,166	86
Reclassifications adjustment for gains included in net income (loss) (tax impact: 2001, $31; 2000, $26)	60	51

	1,226	137

Comprehensive income (loss)	$1,346	$(896)

PAULA FINANCIAL AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2001	2000
	(Unaudited)
Cash flow from operating activities:
Net income (loss)	$120	$(1,033)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	430	433
Amortization of fixed maturity premium, net	117	165
Equity in net loss of unconsolidated affiliate	—	94
Loss on sale of property and equipment	5	5
(Gain) loss on sales and calls of investments	(9)	117
(Increase) decrease in receivables	(2,598)	39,071
(Increase) decrease in deferred income taxes	673	(581)
Decrease in unpaid losses and loss adjustment expenses	(14,205)	(5,219)
Increase in accrued policyholder dividends	55	242
Increase (decrease) in accounts payable and accrued expenses	2,898	(1,243)
Increase in unearned premiums	4,496	5,155
Other, net	(483)	(934)

Net cash provided by (used in) operating activities	(8,501)	36,272

Cash flows from investing activities:
Proceeds from sale of available for sale fixed maturities	22,377	1,033
Proceeds from maturities and calls of available for sale fixed maturities	5,071	1,034
Proceeds from sale of common stock	158	—
Proceeds from sale of property and equipment	29	5
Purchase of available for sale fixed maturities	(3,269)	(7,857)
Purchase of property and equipment	(104)	(357)

Net cash provided by (used in) investing activities	24,262	(6,142)

Cash flows from financing activities:
Payments on note payable to bank	(4,500)	(940)
Repurchase of common stock	—	(487)

Net cash used in financing activities	(4,500)	(1,427)

Net increase in cash and invested cash	11,261	28,703
Cash and invested cash at beginning of period	17,494	7,271

Cash and invested cash at end of period	$28,755	$35,974

See notes to condensed consolidated financial statements.

PAULA FINANCIAL AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2000 (Unaudited)

Note A—Basis of Presentation

    PAULA Financial and subsidiaries (the "Company") is an integrated insurance organization specializing in the production, underwriting and servicing of workers' compensation and accident and health insurance primarily for agribusiness clients in California, Arizona, Oregon, Idaho, Alaska and New Mexico.

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

    Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

PART I        FINANCIAL INFORMATION

Item 2.         Management's Discussion and Analysis of Consolidated Financial Condition and
                      Results of Operations

Overview

    The Company is a California-based specialty underwriter and distributor of commercial insurance products which, through its subsidiary PAULA Insurance Company ("PICO"), is one of the largest underwriters specializing in workers' compensation insurance products and services for the agribusiness industry. The Company sells complementary products through the Company's insurance agency subsidiaries (collectively "Pan Am").

    The Company's revenues consist primarily of premiums earned from workers' compensation insurance underwriting, commission income, net investment income and other income. Premiums earned during a period represent the portion of direct premiums written for which all or a portion of the coverage period has expired, net of reinsurance. Gross premiums written for the three months ended March 31, 2001 and 2000, were $21.1 million and $33.5 million, respectively. Commission income is earned from Pan Am's distribution of insurance for insurers other than PICO and PAULA Assurance Company ("PACO"). Net investment income represents earnings on the Company's investment portfolio, less investment expenses. Other income consists of various miscellaneous items.

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

    The following combined ratio information is derived from the insurance subsidiaries, PICO and PACO, GAAP operating results:

	3/31/01	3/31/00
Loss ratio	84.3%	84.8%
Expense ratio	32.3%	27.2%
Policyholder dividend ratio	0.5%	0.9%

Combined ratio	117.1%	112.9%

    The Company's revenues are seasonal, and have historically tended to be highest in the second and third quarters of each year. This is due primarily to the seasonality of the size of the workforce employed by the Company's agribusiness clients.

Results of Operations for the Three Months Ended March 31, 2001 Compared to the Three Months Ended March 31, 2000:

    Gross premiums written.  The Company's premiums written for the three months ended March 31, 2001 decreased 37.1% to $21.1 million from $33.5 million for the comparable 2000 period. The decrease is largely attributable to geographic regions where the Company has elected to cease writing business, primarily Texas and Florida. In the 2000 period, these regions accounted for 25% of gross written premium compared to 2% in 2001. Rate increases on the Company's California book of business averaged 23% in the first quarter of 2001.

    Net premiums earned.  The Company's net premiums earned for the three months ended March 31, 2001 decreased 58.9% to $11.4 million from $27.6 million for comparable 2000 period. In the first quarter of 2001, the Company ceded approximately 30% of its earned premium under two quota share agreements which were not in effect in the 2000 period.

    Commission income.  For the three months ended March 31, 2001 commission income increased 28.9% to $1.8 million compared to $1.4 million for the comparable 2000 period. The increase is primarily a result of increased premiums placed with insurance carriers other than PICO and PACO. Commissions paid to Pan Am on PICO and PACO business are eliminated in the Company's consolidated financial statements.

    Net investment income.  Net investment income decreased 10.7% to $2.2 million for the three months ended March 31, 2001 from $2.5 million for the comparable 2000 period. Average invested assets decreased to $143.2 million for the three months ended March 31, 2001 from $159.5 million for the comparable period in 2000. The Company's average yield on its portfolio was 6.3% in both 2001 and 2000.

    Losses and loss adjustment expenses incurred.  The Company's net loss ratio for the three months ended March 31, 2001 decreased to 84.3% from 84.8% for the comparable 2000 period.

    Operating expenses.  Operating expenses decreased 37.4% to $6.0 million for the three months ended March 31, 2001 from $9.5 million for the comparable 2000 period. Operating expenses in the 2001 period include the benefit of $1.5 million in ceding commissions received in conjunction with the Company's quota share agreements.

    Income taxes.  Income tax expense for the three months ended March 31, 2001 was $8,000 compared to income tax benefit of $0.6 million for the comparable 2000 period. The effective combined income tax rates for the three months ended March 31, 2001 and 2000 were 6.3% and 35.8%, respectively. The effective tax rate in the 2001 period is below the statutory rate due to the impact of tax exempt investment income.

    Equity in net loss of unconsolidated affiliate.  The equity in net loss of unconsolidated affiliate represents the Company's share of the net loss of Montlake Insurance Holdings, LLC ("Montlake"). Based on Montlake's unfavorable 2000 operating results, specifically adverse loss development at their Bermuda captive, which is in run-off, as of December 31, 2000, the Company reduced the carrying value of its investment in Montlake to $0. The Company was accounting for this investment using the equity method.

Liquidity and Capital Resources:

    As a holding company, PAULA Financial's principal sources of funds are dividends and expense reimbursements from its operating subsidiaries and proceeds from the sale of its capital stock. PAULA Financial's principal uses of funds are capital contributions to its subsidiaries, payment of operating expenses and repurchase of Company common stock.

    California law places significant restrictions on the ability of the insurance subsidiaries to pay dividends to PAULA Financial. Based on these restrictions and the Company's results for the year ended December 31, 2000, PAULA Financial would not be able to receive dividends in 2001 from PICO without obtaining prior regulatory approval from the California Department of Insurance ("DOI"). No dividends were paid by PICO to PAULA Financial during the three months ended March 31, 2001.

    The Company has been in the process of liquidating PACO. This process was substantially completed in the first quarter of 2001. Consequently, in March 2001, PAULA Financial received a $4.0 million dividend from PACO.

    As of December 31, 2000, the Company had an outstanding balance on its bank term loan of $11.3 million. PAULA Financial has always been and remains current on the term loan's regularly scheduled principal and interest payments. However, since December 31, 1999, the Company had been out of compliance with certain debt covenants associated with the term loan. On January 30, 2001, the Company and the lender completed negotiations and executed an amendment to the credit agreement. The amendment included waivers of all prior covenant violations and modified selected covenants going forward. Under the terms of the amendment, the Company will make principal payments totaling $6.9 million during 2001 with the remaining principal balance of $4.4 million due on December 31, 2001. The required March 31, 2001 payment of $4.5 million was made by PAULA Financial primarily with the proceeds from the PACO dividend payment.

    Each of PAULA Financial's non-insurance subsidiaries has guaranteed all obligations of PAULA Financial under the credit agreement. Additionally, the Company has pledged as collateral its stock in PICO.

    The Company's operating cash flows in the first quarter of 2000 were positively impacted by the receipt of a $42.0 million reinsurance settlement.

    The Company's investments consist primarily of taxable and tax-exempt United States government and other investment grade securities and investment grade fixed maturity commercial paper and, to a lesser extent, equity securities. The Company does not generally invest in below investment grade fixed maturity securities, mortgage loans or real estate.

    As of March 31, 2001, the carrying value of the Company's fixed maturity securities portfolio was $112.3 million with 96.8% of the portfolio rated "A" or better by S&P, Moody's or Fitch.

    California workers' compensation insurance companies are required to maintain some of their investments on deposit with the California DOI for the protection of policyholders. Other states in which PICO is licensed have also required PICO to post deposits for the protection of those states' policyholders. Pursuant to applicable state laws, PICO had, as of March 31, 2001, securities with a par value of $132.0 million held by authorized depositories pursuant to these deposit requirements. In addition to the deposits, the Company's insurance company operating subsidiaries must maintain regulated levels of capital and surplus in relation to premiums written and the risks retained by the subsidiaries.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

    There have been no significant changes since the annual report Form 10-K filed for the year ended December 31, 2000.

PART II. OTHER INFORMATION

Item 6: Exhibits and Reports on Form 8-K:

  (a)
  Exhibits.

  11.
  Computation of Earnings Per Share.

  (b)
  Reports on Form 8-K.

    There were no reports filed on Form 8-K during the three months ended March 31, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2001	PAULA FINANCIAL
	By:	/s/ JAMES A. NICHOLSON James A. Nicholson Senior Vice President and Chief Financial Officer

QuickLinks

PAULA FINANCIAL INDEX TO FORM 10-Q
PAULA FINANCIAL AND SUBSIDIARIES Condensed Consolidated Balance Sheets (In thousands, except share data)
PAULA FINANCIAL AND SUBSIDIARIES Condensed Consolidated Statements of Operations (In thousands, except share and per share data)
PAULA FINANCIAL AND SUBSIDIARIES Condensed Consolidated Statements of Comprehensive Income (Loss) (In thousands)
PAULA FINANCIAL AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (In thousands)
PAULA FINANCIAL AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements For the Three Months Ended March 31, 2000 (Unaudited)
SIGNATURES