Form 10-Q
period 2001-06-30
PAULA FINANCIAL
filed 2001-08-13
CIK 929031

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-23181

PAULA FINANCIAL
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4640468 (I.R.S. Employer identification number)
PAULA FINANCIAL 300 North Lake Avenue, Suite 300 Pasadena, CA 91101 (Address of principal executive offices)

(626) 304-0401
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Number of shares of Common Stock, $.01 par value, outstanding as of close of business on July 31, 2001: 5,970,979 shares.

PAULA FINANCIAL
INDEX TO FORM 10-Q

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

PAULA FINANCIAL AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 30, 2001	December 31, 2000
	(Unaudited)	(*)
Assets
Investments:
Fixed maturities, available for sale, at market (amortized cost: 2001, $104,313; 2000, $135,772)	$104,723	$134,765
Equity securities, at market
Preferred stock (cost: 2001, $1,000; 2000, $1,000)	856	870
Common stock (cost: 2001, $397; 2000, $1,900)	322	1,327
Invested cash, at cost (approximates market)	13,715	11,373

Total investments	119,616	148,335

Cash (restricted: 2001, $947; 2000, $2,075)	7,190	6,121
Accounts receivable, net of allowance for uncollectible accounts (2001, $915; 2000, $1,491)	15,287	17,062
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	27,724	20,867
Deferred income taxes	17,218	18,615
Other assets	11,825	14,244

	$198,860	$225,244

Liabilities and Stockholders' Equity
Liabilities:
Unpaid losses and loss adjustment expenses	$129,018	$152,597
Unearned premiums	15,480	13,914
Accrued policyholder dividends	621	528
Accounts payable and accrued expenses	9,860	8,995
Notes payable	5,813	12,879

	160,792	188,913

Stockholders' Equity:
Preferred stock, $0.01 par value. Authorized 4,058,823 shares, none issued and outstanding	—	—
Common stock, $0.01 par value (Authorized 15,000,000 shares, issued: 2001, 6,648,079; 2000, 6,337,079)	67	63
Additional paid-in-capital	67,803	67,371
Accumulated deficit	(23,359)	(23,693)
Unearned compensation	(288)	—
Accumulated other comprehensive loss:
Net unrealized gain (loss) on investments	126	(1,129)

	44,349	42,612
Treasury stock, at cost (2001, 995,100; 2000, 995,100 shares)	(6,281)	(6,281)

	38,068	36,331

	$198,860	$225,244

*
Derived from audited financial statements.

See notes to condensed consolidated financial statements.

PAULA FINANCIAL AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
	(Unaudited)		(Unaudited)
Income:
Premiums earned:
Workers' compensation	$10,906	$31,732	$22,256	$59,147
Group medical and life	—	261	—	472
Commissions	1,855	1,302	3,686	2,723
Net investment income	1,881	2,666	4,119	5,173
Net realized investment gains (losses)	56	(140)	65	(257)
Other	263	69	563	337

	14,961	35,890	30,689	67,595

Expenses:
Losses and loss adjustment expenses incurred	9,488	26,781	19,060	50,207
Dividends provided for policyholders	38	(71)	93	177
Operating	5,139	9,452	11,111	18,997

	14,665	36,162	30,264	69,381

Equity in net loss of unconsolidated affiliate	—	(564)	—	(658)

Income (loss) before income taxes	296	(836)	425	(2,444)
Income tax expense (benefit)	81	(315)	90	(890)

Net income (loss)	$215	$(521)	$335	$(1,554)

Earnings (loss) per share	$0.04	$(0.09)	$0.06	$(0.28)
Weighted average shares outstanding	5,372,737	5,532,445	5,357,443	5,584,282
Earnings (loss) per share—assuming dilution	$0.04	$(0.09)	$0.06	$(0.28)
Weighted average shares outstanding—assuming dilution	5,372,737	5,532,445	5,357,443	5,584,282

See notes to condensed consolidated financial statements.

PAULA FINANCIAL AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
	(Unaudited)		(Unaudited)
Net income (loss)	$215	$(521)	$335	$(1,554)
Other comprehensive income, net of tax:
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during period (tax impact: 2001: $72 and $528; 2000: $215 and $260)	(139)	419	1,027	505
Reclassifications adjustment for gains (losses) included in net income (loss) (tax impact: 2001: $87 and $118; 2000: $27 and $53)	168	51	228	102

	29	470	1,255	607

Comprehensive income (loss)	$244	$(51)	$1,590	$(947)

See notes to condensed consolidated financial statements.

PAULA FINANCIAL AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended June 30,
	2001	2000
	(Unaudited)
Cash flow from operating activities:
Net income (loss)	$335	$(1,554)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	858	857
Amortization of fixed maturity premium, net	210	325
Equity in net loss of unconsolidated affiliate	—	658
Loss on sale of property and equipment	19	19
(Gain) loss on sales and calls of investments	(65)	257
(Increase) decrease in receivables	(3,378)	38,576
(Increase) decrease in deferred income taxes	750	(899)
Decrease in unpaid losses and loss adjustment expenses	(23,579)	(6,265)
Increase in accrued policyholder dividends	93	170
Increase in accounts payable and accrued expenses	865	160
Increase in unearned premiums	1,566	249
Other, net	(563)	(790)

Net cash provided by (used in) operating activities	(22,889)	31,763

Cash flows from investing activities:
Proceeds from sale of available for sale fixed maturities	26,493	5,007
Proceeds from maturities and calls of available for sale fixed maturities	12,987	4,369
Proceeds from sale of common stock	1,107	—
Proceeds from sale of property and equipment	49	91
Purchase of available for sale fixed maturities	(7,769)	(38,951)
Purchase of property and equipment	(153)	(654)
Adjustment to purchase price of insurance agency	217	—

Net cash provided by (used in) investing activities	32,931	(30,138)

Cash flows from financing activities:
Payments on notes payable	(7,066)	(1,878)
Repurchase of common stock	—	(874)
Retirement of common stock	—	(16)
Issuance of common stock	435	—

Net cash used in financing activities	(6,631)	(2,768)

Net increase (decrease) in cash and invested cash	3,411	(1,143)
Cash and invested cash at beginning of period	17,494	7,271

Cash and invested cash at end of period	$20,905	$6,128

See notes to condensed consolidated financial statements.

PAULA FINANCIAL AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2001 (Unaudited)

Note A—Basis of Presentation

    PAULA Financial and subsidiaries (the "Company") is an integrated insurance organization specializing in the production, underwriting and servicing of workers' compensation and accident and health insurance primarily for agribusiness clients in California, Arizona, Oregon, Idaho, Alaska, and New Mexico.

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

    Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Note B—Change in Stockholders' Equity

    In the second quarter of 2001, the Company offered its current employees, directors and consultants the opportunity to exchange all options outstanding under the 1994 Stock Incentive Plan and the Amended and Restated 1997 Stock Incentive Plan (collectively, the "Plans") for shares of restricted stock to be issued under the Plans. The restricted stock vests one-third upon issuance, one-third on the first anniversary of the date of issuance and one-third on the second anniversary of the date of issuance. The tender offer closed on June 22, 2001 with options to purchase 311,000 shares of common stock exchanged for 311,000 shares of restricted stock.

Note C—New Accounting Standards Not Yet Adopted

    In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting and requires separate recognition of intangible assets that meet certain criteria. This statement applies to all business combinations after June 30, 2001. SFAS No. 142 requires that an acquired intangible asset be initially recognized and measured based on its fair value. This statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. SFAS No. 142 is effective for fiscal periods beginning after December 15, 2001. The Company will continue to amortize existing goodwill through the remainder of fiscal 2001, at which time amortization will cease and the Company will perform a transitional goodwill impairment test. The Company is currently evaluating the impact of the new accounting standards on existing goodwill and other intangible assets. The ultimate impact of the new accounting standards has not yet been determined. Goodwill amortization expense for the six months ended June 30, 2001 was $382,000.

PART I  FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations

Overview

    The Company is a California-based specialty underwriter and distributor of commercial insurance products which, through its subsidiary PAULA Insurance Company ("PICO"), is one of the largest underwriters specializing in workers' compensation insurance products and services for the agribusiness industry. The Company sells complementary products through the Company's insurance agency subsidiaries (collectively, "Pan Am").

    The Company's revenues consist primarily of premiums earned from workers' compensation insurance underwriting, commission income, net investment income and other income. Premiums earned during a period represent the portion of direct premiums written for which all or a portion of the coverage period has expired, net of reinsurance. Gross premiums written for the three months ended June 30, 2001 and 2000, were $15.1 million and $28.1 million, respectively. Gross premiums written for the six months ended June 30, 2001 and 2000, were $36.2 million and $61.6 million, respectively. Commission income is earned from Pan Am's distribution of insurance for insurers other than PICO and PAULA Assurance Company ("PACO"). Net investment income represents earnings on the Company's investment portfolio, less investment expenses. Other income consists of various miscellaneous items.

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

    The following combined ratio information is derived from the insurance subsidiaries', PICO and PACO, GAAP operating results:

	Three Months Ended		Six Months Ended
	6/30/01	6/30/00	6/30/01	6/30/00
Loss ratio	87.0%	83.7%	85.6%	84.2%
Expense ratio	26.4%	24.1%	29.4%	25.6%
Policyholder dividend ratio	0.4%	(0.2)%	0.4%	0.3%

Combined ratio	113.8%	107.6%	115.4%	110.1%

    The Company's revenues are seasonal, and have tended to be highest in the second and third quarters of each year. This is due primarily to the seasonality of the size of the workforce employed by the Company's agribusiness clients.

Results of Operations for the Three and Six Months Ended June 30, 2001 Compared to the Three and Six Months Ended June 30, 2000:

    Gross premiums written.  The Company's gross premiums written for the three months ended June 30, 2001 decreased 46.1% to $15.1 million from $28.1 million for the comparable 2000 period. The Company's gross premiums written for the six months ended June 30, 2000 decreased 41.2% to $36.2 million from $61.6 million for the comparable 2000 period. The decrease in both periods is largely attributable to the Company's election to cease writing business in certain geographic regions, primarily Texas and Florida. In the first six months of 2000, these regions accounted for 27% of gross written premiums compared to 2% in the 2001 period. The remaining decrease relates to California where the Company continues to focus on rate adequacy. Rate increases on the Company's California book of business averaged 23% in the first six months of 2001.

    Net premiums earned.  The Company's net premiums earned for the three months ended June 30, 2001 decreased 65.9% to $10.9 million from $32.0 million for comparable 2000 period and decreased 62.7% to $22.3 million for the six months ended June 30, 2001 from $59.6 million for the comparable 2000 period. In the first six months of 2001, the Company ceded approximately 33% of its earned premium under two quota share agreements which were not in effect in the 2000 period.

    Commission income.  For the three months ended June 30, 2001 commission income increased 42.5% to $1.9 million compared to $1.3 million for the comparable 2000 period. For the six months ended June 30, 2001 commission income increased 35.4% to $3.7 million compared to $2.7 million for the comparable 2000 period. The increase is primarily a result of increased premiums placed with insurance carriers other than PICO and PACO. Commissions paid to Pan Am on PICO and PACO business are eliminated in the Company's consolidated financial statements.

    Net investment income.  Net investment income decreased 29.4% to $1.9 million for the three months ended June 30, 2001 from $2.7 million for the comparable 2000 period. Net investment income decreased 20.4% to $4.1 million for the six months ended June 30, 2001 from $5.2 million for the comparable 2000 period. Average invested assets decreased to $134.7 million for the six months ended June 30, 2001 from $158.5 million for the comparable period in 2000. The Company's average yield on its portfolio was 6.1% for the six month period in 2001 and 6.5% for the six month period in 2000. The 2000 average invested assets and yield calculations are skewed by a significant increase in invested assets in January 2000 following the receipt of a $42.0 million reinsurance settlement.

    Losses and loss adjustment expenses incurred.  The Company's net loss ratio for the three months ended June 30, 2001 was 87.0% compared to 83.7% for the 2000 period. The Company's net loss ratio for the six months ended June 30, 2001 was 85.6% compared to an 84.2% for the 2000 period.

    The net loss ratios for the 2001 periods are higher than those for the 2000 periods largely due to the impact of unallocated loss adjustment expenses ("ULAE"). Under our quota share reinsurance agreements we receive expense recoveries (for both operating expenses and ULAE) in the form of ceding commissions. These ceding commissions are reflected entirely as recoveries of operating expenses. This has the effect of increasing the Company's overall loss ratio and reducing the expense ratio. For the first six months of 2001, if the current ULAE costs are compared to earned premium prior to the impact of quota share agreements, the ULAE component of the loss ratio declines by close to 6% (600 basis points).

    Operating expenses.  Operating expenses decreased 45.6% to $5.1 million for the three months ended June 30, 2001 from $9.5 million for the comparable 2000 period. Operating expenses in 2001 included the benefit of $2.1 million in ceding commissions received in conjunction with the Company's quota share agreements. Contributing to the decline in operating expenses in the second quarter of 2001 was a $0.9 million decline in fixed expense levels from the 2000 period.

    Operating expenses decreased 41.5% to $11.1 million for the six months ended June 30, 2001 from $19.0 million for the comparable 2000 period. Operating expenses in 2001 include the benefit of $3.6 million in ceding commissions received in conjunction with the Company's quota share agreements. Contributing to the decline in operating expenses in the first six months of 2001 was a $1.6 million decline in fixed expense levels from the 2000 period due to the Company's continued focus on managing expense levels.

    Income taxes.  Income tax expense for the three months ended June 30, 2001 was $0.1 million compared to an income tax benefit of $0.3 million for the comparable 2000 period. Income tax expense for the six months ended June 30, 2001 was $0.1 million compared to an income tax benefit of $0.9 million for the comparable 2000 period. The effective combined income tax rates for the six months ended June 30, 2001 and 2000 were 21.2% and (36.4%), respectively. The effective tax rate in the 2001 period is below the statutory rate due to the impact of tax exempt investment income.

    Equity in net loss of unconsolidated affiliate.  The equity in net loss of unconsolidated affiliate represents the Company's share of the net loss of Montlake Insurance Holdings, LLC ("Montlake"). Based on Montlake's unfavorable 2000 operating results, specifically adverse loss development at its Bermuda captive, which is in run-off, as of December 31, 2000, the Company reduced the carrying value of its investment in Montlake to $0. The Company accounted for this investment using the equity method.

Liquidity and Capital Resources:

    As a holding company, PAULA Financial's principal sources of funds are dividends and expense reimbursements from its operating subsidiaries and proceeds from the sale of its capital stock. PAULA Financial's principal uses of funds are capital contributions to its subsidiaries, payment of operating expenses, and repurchase of Company common stock.

    California law places significant restrictions on the ability of the insurance subsidiaries to pay dividends to PAULA Financial. Based on these restrictions and the Company's results for the year ended December 31, 2000, PAULA Financial would not be able to receive dividends in 2001 from PICO without obtaining prior regulatory approval from the California Department of Insurance ("DOI"). No dividends were paid by PICO to PAULA Financial during the six months ended June 30, 2001.

    The Company has been in the process of liquidating PACO. This process was substantially completed in the first quarter of 2001. Consequently, in March 2001, PAULA Financial received a $4.0 million dividend from PACO. The proceeds from the dividend were used to make the required March 31, 2001 payment of $4.5 million on PAULA Financial's term loan. In the second quarter of 2001, PAULA Financial received a $0.7 million cash dividend from PACO. The proceeds from the dividend were used to make the required June 30, 2001 payment of $0.9 million on PAULA Financial's term loan.

    As of June 30, 2001, the Company has an outstanding balance on its bank term loan of $5.8 million. The Company will make additional principal payments totaling $1.4 million during 2001 with the remaining principal balance of $4.4 million due on December 31, 2001. Management believes that funds are available to meet the required principal and interest payments except for a portion of its December 31, 2001 balloon payment. The Company is in the process of pursuing alternative financing arrangements to meet this obligation. Management believes that such financing is available and can be obtained under appropriate and reasonable terms. While the Company believes that it is remote that it will not meet its required principal and interest payments when due, in the event of default, the commercial bank may exercise the rights and remedies available to it under applicable law. These remedies could be adverse to the Company's financial condition.

    Each of PAULA Financial's non-insurance subsidiaries has guaranteed all obligations of PAULA Financial under the Credit Agreement. Additionally, the Company has pledged as collateral its stock in PICO.

    The Company's operating cash flows in the first six months of 2000 were positively impacted by the receipt of a $42.0 million reinsurance settlement.

    The Company's investments consist primarily of taxable and tax-exempt United States government and other investment grade securities and investment grade fixed maturity commercial paper and, to a lesser extent, equity securities. The Company does not generally invest in below investment grade fixed maturity securities, mortgage loans or real estate.

    As of June 30, 2001, the carrying value of the Company's fixed maturity securities portfolio was $119.6 million with 97.1% of the portfolio rated "A" or better by S&P, Moody's or Fitch.

    California workers' compensation insurance companies are required to maintain some of their investments on deposit with the California DOI for the protection of policyholders. Other states in which PICO is licensed have also required PICO to post deposits for the protection of those states' policyholders. Pursuant to applicable state laws, PICO had, as of June 30, 2001, securities with a par value of $107.7 million held by authorized depositories pursuant to these deposit requirements. In addition to the deposits, PICO must maintain regulated levels of capital and surplus in relation to premiums written and risks retained.

Forward-Looking Statements

    In connection with, and because it desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers to recognize the existence of certain forward-looking statements in this Form 10-Q and in any other statement made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Some forward-looking statements may be identified by the use of terms such as "expects," "believes," "anticipates," "intends," or "judgment." Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. Examples of such uncertainties and contingencies include, among other important factors, those affecting the insurance industry in general, such as the economic and interest rate environment, legislative and regulatory developments and market pricing and competitive trends, and those relating specifically to the Company and its businesses, such as the ability to write insurance premiums at attractive rates, the level of its insurance premiums and fee income, the claims experience of its insurance products, the performance of its investment portfolio, acquisitions of companies or blocks of business, and the ratings by major rating organizations of its insurance subsidiaries. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward-looking information.

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

    There have been no significant changes since the Company's Annual Report on Form 10-K filed for the year ended December 31, 2000.

PART II. OTHER INFORMATION

Item 4: Submission of Matters to a Vote of Security Holders.

    The Company held its 2001 Annual Meeting of Stockholders on Wednesday, June 27, 2001 for the purpose of electing two directors and voting on a proposal to increase the number of shares reserved for issuance under the Company's Amended and Restated 1997 Stock Incentive Plan ("the 1997 Plan") by 700,000 shares.

    At the Meeting, the Company's stockholders re-elected Messrs. Karl T. Hansen and Ronald W. Waisner to the Company's Board of Directors for three year terms. Additionally, the proposal to increase the number of shares reserved for issuance under the 1997 Plan was approved.

    The following table shows the number of shares voted for each nominee for director and the number of shares withheld for each nominee:

Nominee	Shares Voted for Election	Shares Withheld
Karl T. Hansen	3,557,315	1,202,745
Ronald W. Waisner	3,751,326	1,008,734

    The term of office of each of the following directors continued after the meeting held June 27, 2001: Messrs. Jeffrey A. Snider, Robert Anderson, Joel W. Geddes, Jr., Jerry M. Miller, James A. Nicholson, and James G. Parker, III.

    The following table indicates the number of shares voted on the proposal to increase the number of shares reserved for issuance under the 1997 Plan:

Shares Voted
For	2,694,411
Against	1,419,582
Abstain	11,530

Item 6: Exhibits and Reports on Form 8-K:

(a)
Exhibits.

11.
Computation of Earnings Per Share.

(b)
Reports on Form 8-K.

  There were no reports filed on Form 8-K during the three months ended June 30, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Dated August 13, 2001	PAULA FINANCIAL
	By:	/s/ JAMES A. NICHOLSON James A. Nicholson Senior Vice President and Chief Financial Officer

QuickLinks

  PAULA FINANCIAL INDEX TO FORM 10-Q
  PART I FINANCIAL INFORMATION
  Item 1. Financial Statements
PAULA FINANCIAL AND SUBSIDIARIES Condensed Consolidated Balance Sheets
PAULA FINANCIAL AND SUBSIDIARIES Condensed Consolidated Statements of Operations
PAULA FINANCIAL AND SUBSIDIARIES Condensed Consolidated Statements of Comprehensive Income (Loss)
PAULA FINANCIAL AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows
PAULA FINANCIAL AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements
  PART I FINANCIAL INFORMATION
  Item 2. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations
  Item 3: Quantitative and Qualitative Disclosures About Market Risk.
  PART II. OTHER INFORMATION
  Item 4: Submission of Matters to a Vote of Security Holders.
  Item 6: Exhibits and Reports on Form 8-K
SIGNATURES