Form 10-Q
period 2001-09-30
PAULA FINANCIAL
filed 2001-11-13
CIK 929031

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/K

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to                to

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Number of shares of Common Stock, $.01 par value, outstanding as of close of business on October 31, 2001: 5,970,979 shares.

PAULA FINANCIAL
INDEX TO FORM 10-Q

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed consolidated balance sheets as of September 30, 2001 and December 31, 2000 (unaudited)	2
	Condensed consolidated statements of operations for the three and nine months ended September 30, 2001 and 2000 (unaudited)	3
	Condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2001 and 2000 (unaudited)	4
	Condensed consolidated statements of cash flows for the nine months ended September 30, 2001 and 2000 (unaudited)	5
	Notes to condensed consolidated financial statements for the three and nine months ended September 30, 2001 (unaudited)	6
Item 2.	Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations	7
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	11
PART II. OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	12
SIGNATURE		13

PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

PAULA FINANCIAL AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	September 30, 2001	December 31, 2000
	(Unaudited)	(*)
Assets
Investments:
Fixed maturities, available for sale, at market (amortized cost: 2001, $62,517; 2000, $135,772)	$63,807	$134,765
Equity securities, at market
Preferred stock (cost: 2001, $1,000; 2000, $1,000)	880	870
Common stock (cost: 2001, $397; 2000, $1,900)	318	1,327
Invested cash, at cost (approximates market)	45,629	11,373

Total investments	110,634	148,335

Cash (restricted: 2001, $2,774; 2000, $2,075)	5,235	6,121
Accounts receivable, net of allowance for uncollectible
accounts (2001, $689; 2000, $1,491)	14,096	17,062
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	31,308	20,867
Deferred income taxes	16,385	18,615
Other assets	11,799	14,244

	$189,457	$225,244

Liabilities and Stockholders' Equity
Liabilities:
Unpaid losses and loss adjustment expenses	$120,521	$152,597
Unearned premiums	11,837	13,914
Accrued policyholder dividends	642	528
Accounts payable and accrued expenses	11,585	8,995
Notes payable	4,876	12,879

	149,461	188,913

Stockholders' Equity:
Preferred stock, $0.01 par value. Authorized 4,058,823 shares, none issued and outstanding	—	—
Common stock, $0.01 par value (Authorized 15,000,000 shares, issued: 2001, 6,966,079; 2000, 6,337,079)	70	63
Additional paid-in-capital	68,245	67,371
Accumulated deficit	(22,174)	(23,693)
Unearned compensation	(583)	—
Accumulated other comprehensive gain (loss):
Net unrealized gain (loss) on investments	719	(1,129)

	46,277	42,612
Treasury stock, at cost (2001, 995,100; 2000, 995,100 shares)	(6,281)	(6,281)

	39,996	36,331

	$189,457	$225,244

*
Derived from audited financial statements.

See notes to condensed consolidated financial statements.

PAULA FINANCIAL AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(Unaudited)		(Unaudited)
Income:
Premiums earned:
Workers' compensation	$10,743	$22,312	$33,000	$81,459
Group medical and life	—	160	—	632
Commissions	2,716	1,842	6,402	4,565
Net investment income	1,604	2,648	5,723	7,821
Net realized investment gains (losses)	967	(1,252)	1,032	(1,509)
Other	177	64	739	401

	16,207	25,774	46,896	93,369

Expenses:
Losses and loss adjustment expenses incurred	9,573	20,044	28,633	70,251
Dividends provided for policyholders	20	68	114	245
Operating	4,830	7,712	15,940	26,709

	14,423	27,824	44,687	97,205

Equity in net loss of unconsolidated affiliate	—	(45)	—	(704)

Income (loss) before income taxes	1,784	(2,095)	2,209	(4,540)
Income tax expense (benefit)	600	(717)	690	(1,608)

Net income (loss)	$1,184	$(1,378)	$1,519	$(2,932)

Earnings (loss) per share	$0.20	$(0.26)	$0.27	$(0.53)
Weighted average shares outstanding	5,929,501	5,392,509	5,550,224	5,519,891
Earnings (loss) per share—assuming dilution	$0.20	$(0.26)	$0.27	$(0.53)
Weighted average shares outstanding—assuming dilution	5,929,501	5,392,509	5,550,224	5,519,891

See notes to condensed consolidated financial statements.

PAULA FINANCIAL AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(Unaudited)		(Unaudited)
Net income (loss)	$1,184	$(1,378)	$1,519	$(2,932)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during period (tax impact: 2001: $180 and $709; 2000: $405 and $665)	349	786	1,375	1,291
Reclassifications adjustment for gains (losses) included in net income (loss) (tax impact: 2001: $126 and $243; 2000: $642 and $695)	244	1,247	473	1,349

	593	2,033	1,848	2,640

Comprehensive income (loss)	$1,777	$655	$3,367	$(292)

See notes to condensed consolidated financial statements.

PAULA FINANCIAL AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2001	2000
	(Unaudited)
Cash flow from operating activities:
Net income (loss)	$1,519	$(2,932)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,284	1,295
Amortization of fixed maturity premium, net	301	460
Equity in net loss of unconsolidated affiliate	—	704
Loss on sale of property and equipment	40	31
(Gain) loss on sales and calls of investments	(1,032)	1,509
(Increase) decrease in receivables	(5,665)	45,103
(Increase) decrease in deferred income taxes	1,278	(1,616)
Decrease in unpaid losses and loss adjustment expenses	(32,076)	(13,888)
Increase in accrued policyholder dividends	114	239
Increase (decrease) in accounts payable and accrued expenses	2,590	(317)
Decrease in unearned premiums	(2,077)	(4,020)
Other, net	(1,410)	(606)

Net cash provided by (used in) operating activities	(35,134)	25,962

Cash flows from investing activities:
Proceeds from sale of available for sale fixed maturities	72,642	17,447
Proceeds from maturities and calls of available for sale fixed maturities	16,399	5,859
Proceeds from sale of common stock	1,107	—
Proceeds from sale of property and equipment	95	123
Purchase of available for sale fixed maturities	(14,660)	(43,339)
Purchase of property and equipment	(174)	(938)
Adjustment to purchase price of insurance agency	217	—

Net cash provided by (used in) investing activities	75,626	(20,848)

Cash flows from financing activities:
Payments on notes payable	(8,003)	(2,815)
Repurchase of common stock	—	(1,228)
Retirement of common stock	—	(16)
Issuance of common stock	881	—

Net cash used in financing activities	(7,122)	(4,059)

Net increase in cash and invested cash	33,370	1,055
Cash and invested cash at beginning of period	17,494	7,271

Cash and invested cash at end of period	$50,864	$8,326

See notes to condensed consolidated financial statements.

PAULA FINANCIAL AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2001 (Unaudited)

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

    Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

    In the third quarter of 2001, the Company offered certain of its employees and directors the opportunity to exchange all options outstanding outside the Plans for shares of restricted stock to be issued either under the Plans or outside the Plans. The restricted stock vests one-third upon issuance, one-third on the first anniversary of the date of issuance and one-third on the second anniversary of the date of issuance. The offer closed on July 13, 2001 with options to purchase 318,000 shares of common stock exchanged for 318,000 shares of restricted stock.

Note C—New Accounting Standards Not Yet Adopted

    In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting and requires separate recognition of intangible assets that meet certain criteria. This statement applies to all business combinations after June 30, 2001. SFAS No. 142 requires that an acquired intangible asset be initially recognized and measured based on its fair value. This statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. SFAS No. 142 is effective for fiscal periods beginning after December 15, 2001. The Company will continue to amortize existing goodwill through the remainder of fiscal 2001, at which time amortization will cease and the Company will perform a transitional goodwill impairment test. The Company has completed an analysis of the impact of the adoption of SFAS No. 142 and does not believe the adoption will have a material impact on the Company's consolidated financial statements.

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

    The Company's revenues consist primarily of premiums earned from workers' compensation insurance underwriting, commission income, net investment income and other income. Premiums earned during a period represent the portion of direct premiums written for which all or a portion of the coverage period has expired, net of reinsurance. Gross premiums written for the three months ended September 30, 2001 and 2000, were $16.9 million and $20.1 million, respectively. Gross premiums written for the nine months ended September 30, 2001 and 2000, were $53.1 million and $81.6 million, respectively. Commission income is earned from Pan Am's distribution of insurance for insurers other than PICO and PAULA Assurance Company ("PACO"). Net investment income represents earnings on the Company's investment portfolio, less investment expenses. Other income consists of various miscellaneous items.

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

    The following combined ratio information is derived from the insurance subsidiaries, PICO and PACO, GAAP operating results:

	Three Months Ended		Nine Months Ended
	9/30/01	9/30/00	9/30/01	9/30/00
Loss ratio	89.1%	89.2%	86.8%	85.6%
Expense ratio	26.2%	25.8%	28.4%	25.6%
Policyholder dividend ratio	0.2%	0.3%	0.3%	0.3%

Combined ratio	115.5%	115.3%	115.5%	111.5%

    The Company's revenues are seasonal, and have tended to be highest in the second and third quarters of each year. This is due primarily to the seasonality of the size of the workforce employed by the Company's agribusiness clients.

Results of Operations for the Three and Nine Months Ended September 30, 2001 Compared to the Three and Nine Months Ended September 30, 2000:

    Gross premiums written.  The Company's gross premiums written for the three months ended September 30, 2001 decreased 15.6% to $16.9 million from $20.1 million for the comparable 2000 period. The Company's gross premiums written for the nine months ended September 30, 2001 decreased 34.9% to $53.1 million from $81.6 million for the comparable 2000 period. The decrease in both periods is largely attributable to the Company's election to cease writing business in certain geographic regions, primarily Texas and Florida. In the first nine months of 2000, these regions accounted for 24% of gross written premiums compared to 2% in the 2001 period. The remaining decrease relates to California where the Company continues to focus on rate adequacy. Rate increases on the Company's California book of business averaged 19.0% in the first nine months of 2001.

    Net premiums earned.  The Company's net premiums earned for the three months ended September 30, 2001 decreased 52.2% to $10.7 million from $22.5 million for comparable 2000 period and decreased 59.8% to $33.0 million for the nine months ended September 30, 2001 from $82.1 million for the comparable 2000 period. In the first nine months of 2001, the Company ceded approximately 36% of its earned premium under quota share agreements compared to approximately 2% in the comparable 2000 period.

    Since July 1, 2000, the Company has been utilizing quota share reinsurance in order to manage its leverage. For the period from July 1, 2000 to December 31, 2000, the Company ceded 10% of policy year 2000 earned premium. Beginning January 1, 2001 through June 30, 2001, the Company ceded 60% of its policy year 2001 earned premium and 10% of its policy year 2000 earned premium. Beginning with policies effective on or after July 1, 2001, the Company is ceding 40% of its policy year 2001 earned premium and 10% of its policy year 2000 earned premium. The re-leveraging is substantially complete with a current gross leverage ratio of 3.6:1 compared to 6.5:1 at the end of 2000. Consequently, the Company has reserved the right to commute the quota share treaties at the end of 2001. Under the current treaty commutation terms, the Company may elect to retain for itself the 2001 policy year premiums which will be earned in 2002.

    Commission income.  For the three months ended September 30, 2001 commission income increased 47.4% to $2.7 million compared to $1.8 million for the comparable 2000 period. For the nine months ended September 30, 2001 commission income increased 40.2% to $6.4 million compared to $4.6 million for the comparable 2000 period. The increase is primarily a result of premiums that were previously placed with PICO and PACO now being placed with other carriers. Commissions paid to Pan Am on PICO and PACO business are eliminated in the Company's consolidated financial statements.

    Net investment income.  Net investment income decreased 39.4% to $1.6 million for the three months ended September 30, 2001 from $2.6 million for the comparable 2000 period. Net investment income decreased 26.8% to $5.7 million for the nine months ended September 30, 2001 from $7.8 million for the comparable 2000 period. Average invested assets decreased to $129.8 million for the nine months ended September 30, 2001 from $152.7 million for the comparable period in 2000. The Company's average yield on its portfolio was 5.9% for the nine month period in 2001 and 6.8% for the nine month period in 2000. The 2000 average invested assets and yield calculations are skewed by a significant increase in invested assets in January 2000 following the receipt of the $42.0 million reinsurance settlement.

    Net realized investment gains (losses).  Net realized investment gains were $1.0 million for the three months ended September 30, 2001 compared to net realized investment losses of $1.3 million for the comparable 2000 period. Net realized investment gains were $1.0 million for the nine months ended September 30, 2001 compared to net realized investment losses of $1.5 million for the comparable 2000 period. In the third quarter of 2001, the Company elected to realize a portion of the gain imbedded in its fixed income portfolio.

    Losses and loss adjustment expenses incurred.  The Company's net loss ratio for the three months ended September 30, 2001 was 89.1% compared to 89.2% for the comparable 2000 period. The Company's net loss ratio for the nine months ended September 30, 2001 was 86.8% compared to an 85.6% for the 2000 period.

    The net loss ratio for the nine months ended September 30, 2001 was higher than the comparable 2000 period largely due to the impact of unallocated loss adjustment expenses ("ULAE"). Under the quota share reinsurance agreements we receive expense recoveries (for both operating expenses and ULAE) in the form of ceding commissions. These ceding commissions are reflected entirely as recoveries of operating expenses. This has the effect of increasing the Company's overall loss ratio and reducing the expense ratio. For the first nine months of 2001, if the current ULAE costs are compared to earned premium prior to the impact of quota share agreements, the ULAE component of the loss ratio declines by more than 6% (600 basis points).

    Operating expenses.  Operating expenses decreased 37.4% to $4.8 million for the three months ended September 30, 2001 from $7.7 million for the comparable 2000 period. Operating expenses in 2001 included the benefit of $2.7 million in ceding commissions received in conjunction with the Company's quota share agreements, one of which was not in effect during the 2000 period. Operating expenses in 2000 included the benefit of $0.5 million in ceding commissions received in conjunction with a quota share agreement which became effective July 1, 2000. Contributing to the decline in operating expenses in the third quarter of 2001 was a $0.8 million decline in fixed expense levels from the 2000 period.

    Operating expenses decreased 40.3% to $15.9 million for the nine months ended September 30, 2001 from $26.7 million for the comparable 2000 period. Operating expenses in 2001 include the benefit of $6.3 million in ceding commissions received in conjunction with the Company's quota share agreements, one of which was not in effect during the 2000 period. Operating expenses in 2000 included the benefit of $0.5 million in ceding commissions received in conjunction with a quota share agreement which became effective July 1, 2000. Contributing to the decline in operating expenses in the first nine months of 2001 was a $2.4 million decline in fixed expense levels from the 2000 period due to the Company's continued focus on managing expense levels.

    The Company's expense ratios in 2001 are higher than 2000 due to the reduced premium volume. While the Company has proactively reduced fixed expense levels, there remains capacity in the existing infrastructure to support additional premium volume.

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

    Income taxes.  Income tax expense for the three months ended September 30, 2001 was $0.6 million compared to an income tax benefit of $0.7 million for the comparable 2000 period. Income tax expense for the nine months ended September 30, 2001 was $0.7 million compared to an income tax benefit of $1.6 million for the comparable 2000 period. The effective combined income tax rates for the nine months ended September 30, 2001 and 2000 were 31.2% and (35.4%), respectively. The effective tax rate in the 2001 period is below the statutory rate due to the impact of tax exempt investment income.

Liquidity and Capital Resources:

    As a holding company, PAULA Financial's principal sources of funds are dividends and expense reimbursements from its operating subsidiaries and proceeds from the sale of its capital stock. PAULA Financial's principal uses of funds are capital contributions to its subsidiaries, payment of operating expenses, and repurchase of Company common stock.

    California law places significant restrictions on the ability of the insurance subsidiaries to pay dividends to PAULA Financial. Based on these restrictions and the Company's results for the year ended December 31, 2000, PAULA Financial would not be able to receive dividends in 2001 from PICO without obtaining prior regulatory approval from the California Department of Insurance ("DOI"). No dividends were paid by PICO to PAULA Financial during the nine months ended September 30, 2001.

    The Company has been in the process of liquidating PACO. This process was substantially completed in the first quarter of 2001. Consequently, in March 2001, PAULA Financial received a $4.0 million dividend from PACO. The proceeds from the dividend were used to make the required March 31, 2001 payment of $4.5 million on PAULA Financial's term loan. In the second quarter of 2001, PAULA Financial received a $0.7 million cash dividend from PACO. The proceeds from the dividend were used to make the required June 30, 2001 payment of $0.9 million on PAULA Financial's term loan. In the third quarter of 2001, PAULA Financial received a $0.7 million cash dividend from PACO. The proceeds from the dividend were used to make the required September 30, 2001 payment of $0.9 million on PAULA Financial's term loan.

    As of September 30, 2001, the Company has an outstanding balance on its bank term loan of $4.9 million. The Company will make additional principal payments totaling $0.5 million during 2001 with the remaining principal balance of $4.4 million due on December 31, 2001. Management believes that funds are available to meet the required principal and interest payments except for a portion of its December 31, 2001 balloon payment. The Company is in the process of pursuing alternative financing arrangements to meet this obligation. Management believes that such financing is available and can be obtained under appropriate and reasonable terms. However, there can be no assurances that such financing will be available on reasonable terms, if at all. In the event of default, the commercial bank may exercise the rights and remedies available to it under applicable law. These remedies would have a materially adverse effect on the Company's financial condition.

    Each of PAULA Financial's non-insurance subsidiaries has guaranteed all obligations of PAULA Financial under the Credit Agreement. Additionally, the Company has pledged as collateral its stock in PICO.

    The Company meets both its short-term and long-term liquidity requirements through operating cash flows that include premium receipts, investment income and reinsurance recoveries. To the extent operating cash flows do not provide sufficient cash flow, the Company relies on the sale of invested assets.

    The Company's operating cash flows in the first nine months of 2000 were positively impacted by the receipt of a $42.0 million reinsurance settlement.

    The Company's investments consist primarily of taxable and tax-exempt United States government and other investment grade securities and investment grade fixed maturity commercial paper and, to a lesser extent, equity securities. The Company does not generally invest in below investment grade fixed maturity securities, mortgage loans or real estate.

    As of September 30, 2001, the carrying value of the Company's fixed maturity securities portfolio was $63.8 million, all of which was rated "A" or better by S&P, Moody's or Fitch.

    California workers' compensation insurance companies are required to maintain some of their investments on deposit with the California DOI for the protection of policyholders. Other states in which PICO is licensed have also required PICO to post deposits for the protection of those states' policyholders. Pursuant to applicable state laws, PICO had, as of September 30, 2001, securities with a par value of $108.0 million held by authorized depositories pursuant to these deposit requirements. In addition to the deposits, PICO must maintain regulated levels of capital and surplus in relation to premiums written and risks retained.

Forward-Looking Statements

    In connection with, and because it desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers to recognize the existence of certain forward-looking statements in this Form 10-Q and in any other statement made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Some forward-looking statements may be identified by the use of terms such as "expects," "believes," "anticipates," "intends," or "judgment." Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. Examples of such uncertainties and contingencies include, among other important factors, those affecting the insurance industry in general, such as the economic and interest rate environment, legislative and regulatory developments and market pricing and competitive trends, and those relating specifically to the Company and its businesses, such as the ability to write insurance premiums at attractive rates, the level of its insurance premiums and fee income, the claims experience of its insurance products, the performance of its investment portfolio, acquisitions of companies or blocks of business, the ability to raise capital and the ratings by major rating organizations of its insurance subsidiaries. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward-looking information.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk.

    There have been no significant changes since the annual report on Form 10-K filed for the year ended December 31, 2000.

PART II.  OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K:

  (a)
  Exhibits.

    11.    Computation of Earnings Per Share.

  (b)
  Reports on Form 8-K.

    There were no reports filed on Form 8-K during the three months ended September 30, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2001	PAULA FINANCIAL

	By:	/s/ JAMES A. NICHOLSON James A. Nicholson Senior Vice President and Chief Financial Officer

QuickLinks

FORM 10-Q/K
INDEX TO FORM 10–Q
PART I FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Operations
Condensed Consolidated Statements of Comprehensive Income (Loss)
Condensed Consolidated Statements of Cash Flows
Notes to Condensed Consolidated Financial Statements
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 3: Quantitative and Qualitative Disclosures About Market Risk.
PART II. OTHER INFORMATION
Item 6: Exhibits and Reports on Form 8-K
SIGNATURES