Form 10-K
period 2001-12-31
PAULA FINANCIAL
filed 2002-03-29
CIK 929031

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

(Cover page 1 of 2 pages)

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of the voting stock held by nonaffiliates of the registrant was $1,955,190 as of March 22, 2002.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

        As of March 22, 2002, the registrant had outstanding 6,092,679 shares of Common Stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

1.
The information called for by Part III, Items 10, 11, 12 and 13 of this report are incorporated herein from the Company's Proxy Statement for its 2002 Annual Meeting of Stockholders.

2.
A number of the exhibits to this Report called for by Part IV, Item 14 are incorporated herein from the Company's Registration Statement on Form S-1 (Reg. No. 333-33159) filed on August 8, 1997, from Amendment No. 1 thereto, from the Company's Annual Reports on Form 10-K for the years ending December 31, 2000, 1999 and 1998 and from the Company's Quarterly Reports on Form 10-Q for the quarters ending September 30, 1998, March 31, 1999, September 30, 1999 and September 30, 2000.

PART I

Item 1. BUSINESS

The Company

        PAULA Financial and subsidiaries (collectively, "the Company") is a California-based specialty distributor of commercial insurance products. The Company's agency operations, Pan American Underwriters, Inc., Pan American Underwriters Insurance Agents and Brokers and Agri-Comp Insurance Agency (collectively "Pan Am"), place a full array of commercial insurance products for their customers. In addition, the Company owns Pan Pacific Benefit Administrators ("PPBA"), a third party administration ("TPA") operation whose sole client is PAULA Insurance Company ("PICO"). The Company also underwrote workers' compensation insurance products through its underwriting subsidiary, PICO until its February 28, 2002 announcement. See "Scope of Operations" for additional discussion.

        Additionally, in 2001, PAULA Financial liquidated its investment in PAULA Assurance Company ("PACO") and surrendered its insurance license to the state of California.

        The Company began operations in 1946 as an insurance agency providing workers' compensation and group medical employee benefits to agribusiness employers. In 1974, PICO was formed to underwrite the workers' compensation portion of the business distributed by Pan Am.

Scope of Operations

        The Company's agency business has operated in California for more than 50 years and in Arizona for more than 40 years.

        Until recently, the Company also had underwriting operations in six states: California, Arizona, Oregon, Idaho, Alaska and New Mexico. In 2000, PICO began a systematic exit from jurisdictions where the environment made it difficult to both produce profits and establish a differentiated franchise. These states included Texas, Florida and Nevada.

        On February 28, 2002, the Company announced that it would voluntarily cease underwriting workers' compensation insurance in all jurisdictions. The decision came as a result of claims reserve development primarily relating to accident years 1997-1999 on California workers' compensation business. In the fourth quarter of 2001, PICO posted an increase to prior year reserves of $37 million. This reserve increase caused PICO's Risk Based Capital ("RBC") to fall into the "Mandatory Control Level." As a result, on March 12, 2002, the Company and the California Department of Insurance ("California DOI") entered into an agreement of regulatory oversight ("Oversight Agreement"). See "Regulation" for additional discussion.

        PICO will continue to collect premium and provide coverage on policies currently inforce until expiration.

Products and Services

        Pan Am is an agency with commission revenue derived from the placement of group health, property and casualty (including workers' compensation), and some life and disability insurance products. Pan Am had commission revenues (before intercompany eliminations) of $11.4 million, $10.6 million, and $9.2 million in 2001, 2000 and 1999, respectively.

        PICO's principal source of premium was workers' compensation policies sold primarily to agribusiness employers.

Business Strategy

  Agency Operations

        The sales competency of Pan Am is not limited to employee benefits, workers' compensation and group medical sales, but these two lines predominate. There is significant share growth opportunity in its customer area of focus, agribusiness and rural markets in California and Arizona.

        Average commissions per producer have increased steadily since 1996. Maintaining this momentum through product refinement and market retention (keeping the best underwriting relationships), with ongoing sales training is fundamental to protecting margins and growing top line. It is also important to avoid sales activity in areas that place downward pressure on agency margins. Certain forms of TPA services sales can be an example of small margin activity.

        The Company has effectively identified, closed and integrated acquisitions of agencies in previous periods. Current plans allow the Company to be opportunistic in this area but it is not expected to be a critical factor to agency business development in 2002.

        In 2002 Pan Am will focus on the transition initiated by PICO and its exit from workers' compensation underwriting. Pan Am has successfully moved PICO business to alternative markets over several years and management believes that completing this process does not pose a material problem to customer retention or total commissions. (It was PICO's practice to pay a market based commission, so Pan Am should not suffer any reduction of commission to rotate business formerly underwritten by its affiliate.)

        The agency intends to maintain its involvement in the PAULA Trading Company ("PTC") as a way to keep fixed costs efficient and to strengthen markets available to Pan Am customers.

Customers

  Agribusiness

        The Company has served the insurance needs of agribusiness employers and other employers of immigrant workers for over 50 years.

  Trade Associations and Safety Groups

        The Company believes that it gains significant marketing benefits from endorsements from agricultural trade associations. Trade association endorsements are made and renewed on an annual basis. In most cases, trade association endorsements are held by Pan Am.

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

        As of December 31, 2001, three trade associations or safety groups accounted for 22.7% of PICO's Estimated Annual Premium ("EAP"). Additionally, almost 70% of PICO's inforce policies at December 31, 2001 were in trade associations and safety groups.

Distribution

  Direct

        Pan Am, as agent and broker, offers its customers a wide range of insurance products tailored to agribusiness employers' specific needs. Pan Am's revenues are derived from commissions from the placement of insurance with carriers. In 2001, 2000 and 1999, Pan Am placed 16%, 29% and 37% respectively, of its total insurance premiums with PICO. For 2001, 2000 and 1999, 28%, 32% and 30%, respectively, of PICO's premiums written were sold through Pan Am.

  PAULA Trading Company

        The Company affiliates with insurance agencies of similar size and operating histories to Pan Am, primarily through the PTC membership arrangement. PTC members have the potential to join various insurance agency marketing arrangements. Commission structures with PICO were negotiated separately with each agency; however, the majority of PTC agencies received PICO's standard commission rate.

  Independent Insurance Agents

        PICO appointed a limited number of independent insurance agents, who were not affiliated with the PTC, to sell its workers' compensation insurance, primarily in states other than California. PICO favored appointing independent agents who primarily represented PICO in its desired agribusiness focused markets rather than presenting PICO as one of many competing quotes together in a pricing comparison.

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

Underwriting

  Agribusiness Underwriting Expertise

        PICO's rate making process relied upon more than 50 years of claim experience in the agribusiness industry and a proprietary database built over more than 25 years. This database includes experience by class of business and by subclass within those business classes in which the Company specialized. This experience enabled PICO to differentiate risks by creating many farm classes and subclasses, reflecting the unique characteristics of job classifications and differences in farming operations.

  Risk Selection

        Most of PICO's business was produced through Pan Am, PTC and a group of selected independent agents which have a local presence in the major agricultural areas throughout PICO's operating markets. PICO focused on small- to medium-sized accounts which make up the broadest segment of agribusiness employers. PICO's average annual workers' compensation policy premium, as measured by EAP, was $8,650 as of December 31, 2001.

        PICO also regularly performed analysis of underwriting results by jurisdiction. In jurisdictions where PICO did not believe it was able to obtain an adequate return of capital, PICO ceased underwriting business in those locations. In recent years this has been the case in Florida, Texas, Nevada and the coastal regions of California.

  Underwriting Process

        PICO's relationship with Pan Am and other agents allowed the pre-screening by such agents of new workers' compensation accounts according to criteria established by PICO, including the employers' prior loss experience, hiring practices, safety record, credit history, geographic location and types of job assignments within employment classifications. PICO's agents also met with the employer's management to assess the extent to which management was committed to safety and early return to work programs.

        Once an account passed this initial screening process and prior to approving an application, the Company's underwriting department reviewed each employer applicant's prior loss experience, safety record, operations, geographic location and payroll classifications and the types of job assignments within employment classifications. If necessary, more often for accounts with EAP of $150,000 or greater, a pre-inspection was conducted by the Company's loss control department. The Company's underwriters evaluated the potential profitability of each insurance application by analyzing the various potential loss exposures related to that particular risk compared to the standard exposures in that classification. On accounts larger than $150,000 in EAP, the Company's underwriters generally consulted with the Company's senior claims management and actuarial personnel during the underwriting process.

        PICO established an underwriting referral policy designed to allow the senior underwriting officer to review all large and unusual underwriting opportunities. All accounts with (i) high EAP, (ii) high experience modifications (indicating poor prior claims experience), (iii) a projected overall rate reduction at renewal, or (iv) large variations from PICO's standard rates were reviewed by the senior underwriting officer, often in consultation with senior claims officers, loss control officers, the chief actuary and/or the chief financial officer.

Pricing

        The amount of premium PICO charged for workers' compensation insurance was dependent on the size of an employer's payroll, the job classifications of its employees and the application of PICO's rating plan to each individual employer. PICO's rating plan varied from state to state due to differences in regulatory environments. In certain states, the premium rate charged to a particular employer was affected by a risk premium modifier if the employer is a member of a safety group or meets certain safety or other requirements. Each employer's indicated premium was then adjusted based on the employer's experience modification, which was determined by a third party rating bureau.

        In the years immediately following the beginning of open rating in California on January 1, 1995, a number of companies attempted to expand their market share through merger and acquisition activity as well as competitive pricing structures. The increase in ultimate loss experience for the years subsequent to open rating have revealed how under-priced the California marketplace was during that period. PICO began aggressively pursuing rate increases in mid-1998 on its California book of business. Rate increases on business retained by PICO averaged 16%, 25% and 5% in 2001, 2000 and 1999, respectively. The increases were ultimately not enough to offset the Company's decision to grow premiums in a declining rate environment and the associated adverse claim development on the 1997-2000 accident years.

Claims

        PICO's policy is to protect injured workers or their dependents and policyholders by promptly investigating each loss occurrence, administering benefits in a prompt, efficient and cost effective manner and maintaining an appropriate reserve estimate on each claim through closure.

  Management of Claims Costs

        PICO's Special Investigation Unit reviews each claim for potential fraud as it is reported rather than only those claims referred to the unit by claims adjusters after they suspect fraud, as PICO believes is more typical in the industry. PICO believes its Special Investigation Unit's review of every claim diminishes the number of fraudulent claims paid by PICO. PICO has also established a separate litigation management unit, which makes extensive use of alternative dispute resolution techniques to settle claims prior to these claims going before local workers' compensation appeals boards. Additionally, PICO periodically holds special one-day arbitration conferences with retired workers' compensation judges to attempt to settle pending claims.

        As an integral part of its claims operations, PICO utilizes specially trained personnel, both employees and independent contractors, to carry out cost containment techniques in the areas of medical management, litigation management, vocational rehabilitation management, subrogation management, fraud investigation, bill review, utilization review and benefit delivery compliance.

  Claims Personnel

        PICO's claims management is conducted under the direction of a management team with extensive experience in the industry.

Losses and Loss Reserves

        In many cases, significant periods of time may elapse between the occurrence of an insured loss, the reporting of the loss to the insurer and the insurer's payment of that loss. To recognize liabilities for unpaid losses, insurers establish reserves, which are balance sheet liabilities representing estimates of future amounts needed to pay claims with respect to insured events that have occurred, including events that have occurred but have not yet been reported to the insurer. Reserves are also established for loss and loss adjustment expenses ("LAE") representing the estimated expenses of settling claims, including legal and other fees, and general expenses of administering the claims adjustment process.

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

        Reserves for losses and LAE are evaluated periodically using a variety of actuarial and statistical techniques for producing current estimates of expected claim costs. Claim frequency and severity and other economic and social factors are considered in the evaluation process. Since PICO relies on both actual historical data, which reflect past inflation, and on other factors which are judged to be appropriate modifiers of past experience, PICO uses an implied, rather than explicit, provision for inflation in its calculation of estimated future claim costs. Adjustments to reserves are reflected in operating results for the periods in which they are made.

        PICO sets an initial case reserve upon being notified of an insured injury. Since 1992, PICO has employed automated computer technology utilizing a database comprised of data from participating unaffiliated workers' compensation carriers to assist in setting such initial reserves. As more facts regarding the loss become known, the claims examiner reviews and, if appropriate, revises the initial case loss reserve.

        In addition to case reserves, PICO establishes bulk reserves. Bulk reserves are established on an aggregate basis to provide for losses incurred but not yet reported to the insurer and to supplement the overall adequacy of individual case reserves established by claims adjusters and estimated expenses of settling such claims, including legal and other fees and general expenses of administering the claims adjustment process. PICO establishes bulk reserves by estimating the ultimate net liability for losses and LAE by using actuarial reserving techniques. Such techniques are used to adjust, in the aggregate, the amount estimated for individually established case reserves, as well as to establish estimates for reserves for unreported claims. Adjustments are made for changes in the volume and mix of business, mix of claim categories, claims processing and other items which affect the development patterns over time.

        PICO's internal procedures have historically analyzed PICO's experience with similar cases and historical trends such as reserving patterns, loss payments and pending levels of unpaid claims, as well as court decisions, economic conditions and public attitudes. The adverse loss development on the 1997-2000 accident years was not fully apparent in the years immediately following those accident years as the expansion in claim durations was not present in earlier periods. The establishment of loss reserves is an inherently uncertain process and there can be no assurance that ultimate losses and LAE will not exceed PICO's reserves. Any future reserve development at PICO would not impact the consolidated financial statements of the Company as PAULA Financial has already written its investment in PICO down to $—0- and is not obligated to fund additional obligations. Effectively, under the California Insurance Code, insurance companies under the regulatory control of the California DOI may only turn to the California Insurance Guarantee Association to satisfy their obligations to pay claims.

        PICO currently employs an in-house actuary and also utilizes an outside actuarial firm to determine its reserving levels.

        The following table sets forth a reconciliation of beginning and ending reserves for losses and LAE after reinsurance deductions for the periods indicated. There are no material differences between PICO's reserves for losses and LAE shown below calculated in accordance with Generally Accepted Accounting Principles ("GAAP") and those calculated in accordance with Statutory Accounting Principles ("SAP"). PICO does not discount claim reserves on either a GAAP basis or under SAP.

Reconciliation of Reserves for Losses and LAE
(in thousands)

	2001	2000	1999
Unpaid loss and loss adjustment expenses beginning of year	$152,597	$158,944	$136,316
Less: reinsurance recoverable on unpaid losses and LAE	20,867	11,519	25,137
PACO reserves	20	207	377

Net PICO balance, beginning of year	$131,710	$147,218	$110,802

Incurred related to:
Current period	34,698	74,908	64,896
Prior periods	43,124	21,217	17,179

	$77,822	$96,125	$82,075

Settlement of Reliance treaties (See "Reinsurance")	—	—	41,989
Paid related to:
Current period	11,932	25,705	34,318
Prior periods	83,099	85,928	53,330

	$95,031	$111,633	$87,648

Net PICO balance, end of year	114,501	131,710	147,218
Plus: reinsurance recoverable on unpaid losses and LAE	40,179	20,867	11,519
PACO reserves	—	20	207

Unpaid loss and loss adjustment expenses, end of year	$154,680	$152,597	$158,944

        In the fourth quarter of 2001, PAULA Financial began accounting for its investment in PICO using the equity method. Consequently, the loss reserve balance for PICO as of December 31, 2001 is not reflected in the Company's consolidated financial statements. See Footnotes 1 and 2 to the consolidated financial statements for additional discussion.

        The table below shows changes in historical workers' compensation net loss and LAE reserves for PICO for each year since 1991. Reported reserve development is derived from information included in PICO's statutory financial statements. The first line of the upper portion of the table shows the net reserves as of December 31 of each of the indicated years, representing the estimated amounts of net outstanding losses and LAE for claims arising during that year and in all prior years that are unpaid, including losses that have been incurred but not yet reported. The upper portion of the table shows the restated amount of the previously recorded net reserves for each year based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about claims for individual years. The lower portion of the table shows the cumulative net amounts paid as of December 31 of successive years with respect to the net reserve liability for each year.

        In evaluating the information in the table below, it should be noted that each amount includes the effects of all changes in amounts for prior periods. For example, if a loss determined in 1994 to be $10,000 was first reserved in 1991 at $8,000, the $2,000 deficiency would be included in the cumulative redundancy (deficiency) for each of the years 1991 through 1994 shown below. This table, unlike the table headed "Calendar Year Development by Accident Year" that follows, does not present accident or policy year development data. Conditions and trends that have affected the development of liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

Changes in Historical Net Reserves for Losses and LAE
(in thousands)

	1991	1992	1993	1994	1995	1996	1997	1998	1999	2000	2001
Unpaid losses and loss adjustment expenses at end of year	$57,909	$59,492	$56,792	$53,287	$49,982	$48,760	$71,047	$110,802	$147,218	$131,710	$114,501
Reserve re-estimated as of:
One year later	58,618	57,000	52,837	49,403	47,335	50,346	77,315	127,981	168,435	174,834
Two years later	60,095	57,115	50,480	48,189	45,041	50,910	86,677	145,018	195,372
Three years later	60,733	55,305	50,647	46,855	45,814	55,447	92,377	161,867
Four years later	59,806	56,725	50,056	47,928	47,868	58,662	99,228
Five years later	60,286	56,813	50,707	49,173	49,620	62,354
Six years later	60,794	57,225	51,679	50,170	51,823
Seven years later	61,188	58,123	52,355	52,026
Eight years later	61,702	58,753	53,647
Nine years later	62,196	59,961
Ten years later	63,028
Cumulative redundancy (deficiency)	(5,119)	(469)	3,145	1,261	(1,841)	(13,594)	(28,181)	(51,065)	(48,154)	(43,124)
Cumulative paid as of:
One year later	25,543	23,464	21,711	21,742	21,680	25,133	39,989	53,330	85,928	83,099
Two years later	40,328	37,040	34,721	33,601	33,007	38,328	61,986	100,691	137,524
Three years later	48,429	45,529	41,855	39,372	38,784	45,768	76,046	127,227
Four years later	53,416	50,395	45,253	42,807	42,253	51,206	85,397
Five years later	56,250	52,941	47,231	45,078	45,171	55,333
Six years later	58,261	54,642	48,696	47,033	47,553
Seven years later	59,406	55,848	50,086	48,797
Eight years later	60,181	56,872	51,215
Nine years later	60,993	57,799
Ten years later	61,645
Net unpaid losses and loss adj. expenses December 31									$147,218	$131,710	$114,501
Reinsurance recoverable									11,519	20,867	40,180

Gross unpaid losses and loss adj. expenses December 31									$158,737	$152,577	$154,681

Re-estimated net unpaid losses and loss adjustment expenses									$195,372	$174,834
Re-estimated reinsurance recoverable									25,139	30,191

Re-estimated gross unpaid losses and loss adjustment expenses									$220,511	$205,025

Gross cumulative redundancy (deficiency)									($61,774)	($52,448)

        The following table is derived from the table above and summarizes the effect of reserve re-estimates net of ceded reinsurance on calendar year operations for the same ten-year period ended December 31, 2001. The total of each row details the amount of reserve re-estimates made in the indicated calendar year and shows the accident years to which the re-estimates are applicable. The total of each accident year column represents the cumulative reserve re-estimates for the indicated accident year(s).

Calendar Year Development by Accident Year
(in thousands)

	1991 and prior	1992	1993	1994	1995	1996	1997	1998	1999	2000	Total Calendar Year Effect
Calendar years
2001	$(832)	$(376)	$(84)	$(564)	$(347)	$(1,489)	$(3,159)	$(9,998)	$(10,088)	$(16,187)	$(43,124)
2000	(494)	(136)	(46)	(321)	(755)	(1,463)	(2,485)	(11,337)	(4,180)		(21,217)
1999	(514)	(384)	(74)	(273)	(809)	(2,483)	(4,825)	(7,817)			(17,179)
1998	(394)	(18)	(239)	(422)	300	209	(5,704)				(6,268)
1997	(508)	420	679	743	960	(3,880)					(1,586)
1996	(480)	(940)	1,253	1,381	1,433						2,647
1995	927	883	547	1,527							3,884
1994	(638)	523	4,070								3,955
1993	(1,477)	3,969									2,492
1992	(709)										(709)

Cumulative re-estimates for each accident year	$(5,119)	$3,941	$6,106	$2,071	$782	$(9,106)	$(16,173)	$(29,152)	$(14,268)	$(16,187)	$(77,105)

        PICO and the California workers' compensation industry as a whole experienced relatively high incurred losses and LAE during accident years 1990 - 1992 as a result of laws enacted in 1989 which had the unintended effect of permitting the filing of fraudulent workers' compensation claims. PICO determined reserves for accident years 1993 and 1994, and to a lesser extent, 1995, based on the relatively high incurred loss and LAE trends for the 1990 - 1992 accident years. PICO's actual incurred losses and LAE for the 1993 - 1995 accident years proved to be lower than anticipated and PICO's original reserves for these periods were redundant. During the three year period ended December 31, 1996, PICO experienced an aggregate of approximately $10.5 million in reserve recoveries attributable primarily to favorable development on losses and LAE for accident years 1993-1995.

        PICO experienced an aggregate of approximately $1.6 million in net reserve development in calendar year 1997. Adverse reserve development of $3.9 million on the 1996 accident year was partially offset by reserve recoveries of $2.4 million on accident years 1993 - 1995. PICO established its initial reserves on the 1996 accident year based on the favorable trends for the 1993-1995 accident years. The development for the 1996 accident year resulted from claims trends less favorable than those experienced by PICO for the 1993-1995 accident years.

        During 1998, PICO experienced an aggregate of approximately $6.3 million in net reserve development, principally related to the 1997 accident year. In the first two quarters of 1998 PICO saw reserve development on the 1997 accident year for California business in excess of its expectations given prior year reserving trends.    PICO's second quarter reserve adjustment, expressed as a percentage of related premiums, implied a pricing deficiency for those periods. PICO began to address this pricing deficiency in mid-1998 through rate increases and non-renewal activity. PICO continued to pursue rate increases in 1999, 2000 and 2001.

        In 1999, PICO experienced an aggregate of approximately $17.2 million in net reserve development, $12.6 million of which related to the 1997 and 1998 accident years. The reserve development in those accident years was largely related to the California book of business and was generally attributable to longer claim durations, principally on litigated claims.

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

        PICO experienced an aggregate of approximately $43.1 million in net reserve development in calendar year 2001. The continued reserve development on prior accident years relates primarily to the 1998-2000 accident years. Adverse development on the 1998 and 1999 accident years of $10.0 million and $10.1 million, respectively relates primarily to the California operations. Similar to the claims development experienced by the California workers' compensation insurance industry in general, PICO has seen ongoing expansion in incurred claims values, primarily related to medical inflation and litigation activity. The adverse loss development on the 2000 accident year of $16.2 million assumes that claims trends in the 1997-1999 accident year continue. Also contributing to the adverse loss reserve development on the 1999 and 2000 accident years are the Texas operations.

Policyholder Dividends

        Workers' compensation policies can be written on a participating or non-participating basis. Participating policies allow PICO to declare and pay dividends to a policyholder after the expiration of the policy based upon a policyholder's specific loss experience (or, if the policyholder is part of a safety group, the group's specific loss experience), PICO's overall loss experience and competitive conditions. Since January 1, 1997, the majority of the workers' compensation insurance underwritten by PICO has been written without the expectation that PICO would pay significant policyholder dividends on such policies.

Reinsurance

        Insurance risk is ceded primarily to reduce the liability on individual claims and to protect against catastrophic losses. PICO follows the industry practice of reinsuring a portion of its risks on an excess of loss reinsurance basis. For this coverage, PICO pays the reinsurer a portion of the premiums received on all policies. In return, the reinsurer agrees to reimburse PICO for all losses in excess of a predetermined amount, commonly referred to as the insurance company's retention. Occasionally, PICO has also chosen to quota-share a portion of its retained claims exposure. In a quota-share reinsurance contract, PICO and the reinsurer share premiums, losses and LAE on a proportional basis based on each party's interest in the quota-shared risk. Many times quota-share reinsurance is used as a means to manage a company's premium to surplus leverage ratio.

        PICO maintains excess of loss reinsurance treaties with various reinsurers for workers' compensation. Since 1974, GeneralCologne Reinsurance Corporation ("GenRe") has been PICO's primary excess of loss reinsurer. GenRe is currently assigned a letter rating of "A++ (Superior)" by A.M. Best. PICO's upper layers of reinsurance coverage (in excess of $10.3 million) are currently provided by a group of companies contracted through a reinsurance intermediary owned by GenRe. All such carriers are currently assigned a rating of "A-" or better by A.M. Best. Under the current workers' compensation reinsurance treaties, various reinsurers assume liability on that portion of the loss that exceeds $250,000 per accident, up to a maximum of $60.3 million per accident. An accident is defined as a single event, whether it affects one or more persons. In July 1998, PICO modified its prior existing excess of loss reinsurance treaty on the $250,000 excess of $250,000 layer to retain the first $2.0 million in annual aggregate losses, with a corresponding reduction in PICO's reinsurance rate. Effective July 1, 2000, the deductible structure was changed from a fixed $2.0 million to 2.0% of earned premium.

        Effective July 1, 2000, PICO entered into a variable rate quota share agreement with the Insurance Corporation of Hannover ("ICH"). Under the terms of the agreement, PICO may cede no less than 10% and no more than $12.5 million of premiums earned in 2000 on policies with an effective date on or after January 1, 2000. The selection of the quota share percentage is at PICO's discretion. For the six months ended December 31, 2000 and the year ended December 31, 2001, PICO ceded 10% of policy years 2000 and 2001 premiums earned. The contract with ICH was terminated effective January 1, 2002.

        Effective January 1, 2001, PICO entered into a quota share agreement with Everest Reinsurance Company ("Everest Re"). Under the terms of the agreement, PICO will cede a minimum of 30% and has the option to cede up to a maximum of 50% of policy year 2001 earned premium to Everest Re. During the first six months of 2001, PICO ceded 50% of policy year 2001 earned premium to Everest Re. For the last six months of 2001, the quota share was adjusted to 30% of policy year 2001 earned premium. Effective January 1, 2002, the contract with Everest Re was canceled.

        In October 1998, PICO entered into a two year excess of loss and quota-share reinsurance arrangement with Reliance Insurance Company ("Reliance"). Under this arrangement, PICO ceded various portions of its exposure for claims in excess of $10,000 and quota-shared a portion of its risks under $10,000. The treaties with Reliance were settled and commuted effective September 30, 1999. PICO received the cash settlement of $42.0 million from Reliance on January 27, 2000. The settlement amount included the return of net premiums ceded during the twelve months the treaties were in effect plus a substantial break-up fee. The difference between the break-up fee and the economic benefits derived from the treaties while they were in effect was a loss of $0.8 million, pre-tax. PICO accounted for this transaction as a commutation.

        Although reinsurance makes the assuming reinsurer liable to PICO to the extent of the reinsurance ceded, it does not legally discharge PICO from its primary liability for the full amount of the claim. PICO has encountered no disputes with its reinsurers and has not experienced any difficulty on the part of reinsurers to fulfill their obligations under reinsurance treaties.

Investments and Investment Results

        In the fourth quarter of 2001, PAULA Financial began accounting for its investment in PICO using the equity method. Consequently, PICO's investment portfolio as of December 31, 2001 is not reflected in the Company's consolidated financial statements. (See Footnotes 1 and 2 to the consolidated financial statements for additional discussion.) The following discussion primarily relates to PICO's investment holdings at the end of 2001. As of December 31, 2001, the carrying value of PICO's investment portfolio was approximately $90.4 million and amortized cost was approximately $90.7 million. Additionally, PICO had cash of $6.0 million, a portion of which was held in money market accounts.

        The Company has employed a conservative investment strategy emphasizing asset quality and the matching of maturities of its fixed maturity investments to PICO's anticipated claim payments and other obligations. General Re—New England Asset Management, Inc. ("New England Asset Management") acts as an independent investment advisor for the bulk of the Company's investment portfolio pursuant to the terms of a written agreement and the Company's written investment guidelines.

        New England Asset Management has discretion to enter into investment transactions within the Company's investment guidelines. In practice, this discretion is generally exercised only with respect to the reinvestment of maturing securities in similar securities. In the case of sales of securities prior to maturity, or the acquisition of securities which differ from the types of securities already present in the portfolio, New England Asset Management will routinely consult with the Company's Chief Investment Officer prior to entering into such transactions. Among other things, the investment advisor seeks to match the average duration of the portfolio's assets with the estimated average duration of PICO's liabilities. New England Asset Management's fee is based on the amount of assets in the portfolio and is not dependent upon investment results or portfolio turnover.

        The amount and types of investments that may be made by PICO are regulated under the California Insurance Code and related rules and regulations promulgated by the California DOI. Subject to such applicable state laws and regulations, investment policies and investment decisions are approved by the PICO's investment committee and are reviewed by the Board of Directors.

        The diversification of PICO's investment portfolio as of December 31, 2001 is shown in the table below:

Consolidated Investment Position

	As of December 31, 2001
Type of Investment	Carrying Value(1)	Amortized Cost	Percent of Total Carrying Value
	(dollars in thousands)
Fixed maturities:(2)
United States government agencies and authorities	$5,565	$5,509	6.2%
States, municipalities and political subdivisions	7,477	7,469	8.3%
Corporate securities	4,734	4,744	5.2%
Collateralized mortgage obligations and other asset backed securities	11,026	11,021	12.2%

Total fixed maturities	$28,802	$28,743	31.9%
Equity securities (3)	1,041	1,404	1.2%
Invested cash	60,517	60,517	66.9%

Total investments	$90,360	$90,664	100.0%

(1)
All securities are carried at market value except invested cash is carried at cost, which approximates market value.

(2)
All fixed maturity securities have been designated as available for sale.

(3)
Includes investment in the common stock of PAULA Financial.

        In 2001, PICO elected to realize a significant portion of the gain imbedded in its fixed income portfolio. As of December 31, 2001, a portion of the proceeds from these transactions had not yet been reinvested in fixed income securities due to the low interest rate environment. Consequently, as of December 31, 2001, PICO had short-term investments totaling $60.5 million.

        At December 31, 2001, PICO owned a total of $11.0 million amortized cost of AAA-rated asset backed securities which primarily consist of home equity loans. In addition PICO had investments in collateralized bond obligations and a modest exposure to auto loans. As of December 31, 2001, the average life of the asset backed securities portfolio was just over 2 years.

        It is the Company's practice to purchase almost exclusively investment grade fixed maturity securities and mutual funds primarily holding such securities for PICO's portfolio. In addition, the Company generally invests its parent company portfolio in similar investments, although the Company selectively invests in unrated and below investment grade securities in this portfolio.

        PAULA Financial has a minority investment of $0.7 million in a founding member of the PTC. This investment is carried at cost and is reflected in the consolidated financial statements as other investments.

        In early 1999, PAULA Financial made an investment in the recently formed Montlake Insurance Holdings, LLC ("Montlake"), the parent company of Montlake Casualty, a specialty workers'

compensation insurance company. The Company invested $5.5 million and has the option to acquire additional equity. The Company is accounting for its investment in Montlake using the equity method. The Company recognized its equity in the net loss of Montlake of $0.5 million and $1.3 million for the years ended December 31, 2000 and 1999, respectively. Based on Montlake's unfavorable 2000 operating results, specifically adverse loss development at their Bermuda captive, which is in run-off, in December 2000 the Company recorded a $3.3 million impairment loss to reduce the carrying value of its investment in Montlake to $0. In 2001 the management of Montlake entered into a workout agreement with its reinsurer to fund the captive's deficit over time.

        As of December 31, 2001 the Company did not own any mortgages or real estate.

        The following table sets forth certain information regarding the investment ratings PICO's fixed maturity investment portfolio as of December 31, 2001:

Fixed Maturity Portfolio by Standard & Poor's ("S&P") Rating

Ratings (1)	Carrying Value	Amortized Cost	Percentage of Total Carrying Value
	(dollars in thousands)
AAA	$23,894	$23,845	83.0%
AA	3,460	3,403	12.0%
A.	1,448	1,495	5.0%

Total	$28,802	$28,743	100.0%

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

        As of December 31, 2001, all of PICO's fixed maturity securities carried a National Association of Insurance Commissioners ("NAIC") Class 1 designation (or a comparable rating agency designation).

        The following table sets forth certain information regarding the maturity profile of PICO's fixed maturity securities as of December 31, 2001 based on the earlier of the pre-escrowed date or the scheduled maturity date:

Fixed Maturity Portfolio by Years to Maturity

Maturity	Carrying Value	Percentage of Carrying Value
	(dollars in thousands)
One year or less	$8,189	28.4%
After one year through five years	2,732	9.5%
After five years through ten years	6,855	23.8%
Mortgage and asset backed securities (1)	11,026	38.3%

Total	$28,802	100.0%

(1)
Mortgage- and asset-backed securities generally are more likely to be prepaid than other fixed maturity securities. Therefore, contractual maturities are excluded from this table since they may not be indicative of actual maturities.

        The Company's investment results for each of the years in the three year period ended December 31, 2001 were as follows:

Investment Portfolio Results

	Years Ended December 31,
	2001(4)	2000	1999
	(dollars in thousands)
Net pre-tax investment income (1)	$5,736	$10,311	$9,697
Average total invested assets (2)	75,023	146,769	160,848
Annual pre-tax yield on average total invested assets (3)	7.4%	7.0%	6.0%
Net pre-tax realized investment gains (losses)	$974	$(5,592)	$(1,515)

(1)
Calculated net of investment expenses and excluding capital gains and losses and provision for income taxes.

(2)
Calculated based on an average of the beginning and end of period total investments. For the purpose of this calculation, investment balances were at amortized cost.

(3)
Pre-tax yield is calculated as investment income divided by average total invested assets. The 2001 yield is skewed by the impact of the de-consolidation of PICO in the fourth quarter. The 2000 annual pre-tax yield as calculated above is skewed by the receipt of a $42.0 reinsurance settlement from Reliance in January 2000. The increase in the portfolio early in the year understated the Company's average total invested assets for 2000 as calculated above. The actual return in both 2001 and 2000 is closer to historical levels.

(4)
In the fourth quarter of 2001, PAULA Financial began accounting for its investment in PICO using the equity method. Consequently, net pre-tax investment income and net pre-tax realized investment gains (losses) for 2001 only include PICO's results for the first nine months of the year.

        The following table summarizes net investment income from the Company's portfolio for the years ended December 31, 2001, 2000 and 1999:

Net Investment Income by Investment Type

	Years Ended December 31,
	2001			2000			1999
	Income(3)	Pre-tax Yield(1)	Realized Gains (Losses)	Income	Pre-tax Yield(1)	Realized Gains (Losses)	Income	Pre-tax Yield(1)	Realized Gains (Losses)
	(dollars in thousands)
Fixed maturity securities:
Tax-exempt(2)	$315	2.4%	$183	$1,337	5.0%	$—	$1,352	5.3%	$(63)
Taxable	4,608	8.4	1,244	6,565	6.0	(2,001)	7,986	6.2	(1,452)
Equities	99	6.8	(453)	773	21.6	(318)	330	7.8	—
Short-term	932	16.4	—	1,962	31.8	—	389	22.1	—
Equity investment	—	—	—	—	—	(3,273)	—	—	—

Total	$5,954	7.9%	$974	$10,637	7.2%	$(5,592)	$10,057	6.3%	$(1,515)

Less investment expense	218		—	326		—	360		—

Total	$5,736	7.6%	$974	$10,311	7.0%	$(5,592)	$9,697	6.0%	$(1,515)

(1)
Pre-tax yield is calculated as investment income divided by the average of the beginning and end of year investment balances. For the purpose of this calculation, investment balances were at amortized cost.

(2)
For purposes of comparison to yields on taxable securities, those yields on tax-exempt securities are equivalent to average pre-tax yields of 3.1% for 2001, 6.4% for 2000, and 6.8% for 1999 assuming that the tax rate was 34% and further assuming that 15% of a portion of the tax-exempt interest was subject to federal income tax under certain provisions applicable only to insurance companies.

(3)
In the fourth quarter of 2001, PAULA Financial began accounting for its investment in PICO using the equity method. Consequently, net pre-tax investment income and net pre-tax realized investment gains (losses) for 2001 only include PICO's results for the first nine months of the year.

A.M. Best

        A.M. Best publishes ratings on insurance companies based on a comparative analysis of the financial condition and operating performance as determined by their publicly available reports and meetings with management. On March 1, 2002, as a result of the Company's February 28, 2002 announcement, A.M. Best announced that they were lowering PICO's rating from a "B-" (Fair) to a "D" (Poor).

Regulation

  General

        PICO is subject to regulation by the Departments of Insurance ("DOI's") in each jurisdiction in which they transact insurance. These DOI's have broad regulatory, supervisory and administrative powers over the insurance subsidiaries. Primary regulatory authority, however, rests with the California DOI, the regulator in PICO's state of domicile. While the exercise of their authority may have company-wide ramifications, regulators in non-domiciliary states focus primarily on the operation of an insurer within their respective states.

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

  Domicile and Licensing

        PICO is domiciled in California. PICO is licensed to sell insurance in Alaska, Arizona, California, Florida, Idaho, New Mexico, Nevada, Oregon, and Texas. As discussed in more detail below, PICO has entered into the Oversight Agreement with the California DOI. Additionally, based on its RBC results and statutory surplus position at the end of 2001, PICO has received requests from Idaho and Oregon to surrender its certificate of authority in those jurisdictions. PICO anticipates that the other insurance regulatory authorities will act in the near term to withdraw or restrict PICO's authority to issue policies in their states as well.

        As previously discussed, the Company recently announced that PICO would voluntarily cease underwriting workers' compensation insurance in all jurisdictions.

  Risk-Based Capital

        California, as well as numerous other states, uses analytical tools developed by the NAIC in the course of its financial surveillance of insurers. Among these is a methodology for assessing the adequacy of statutory surplus of property/casualty insurers and life/health insurers using a RBC formula. The RBC formula attempts to measure statutory capital and surplus needs based on the risks in a company's mix of products and investment portfolio. The formula is designed to allow state regulators to identify potentially under-capitalized companies. Under the formula, a company determines its RBC by taking into account certain risks related to the insurer's assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer's liabilities (including underwriting risks related to the nature and experience of its insurance business). The RBC rules provide for different levels of regulatory attention depending upon the ratio of the company's total adjusted capital to its "authorized control level" of RBC.

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

        As of December 31, 2001, PICO's adjusted capital fell within the Mandatory Control Level. Consequently, on March 12, 2002, the Company and the California DOI entered into the Oversight Agreement. The Oversight Agreement generally provides that all of the ongoing operations of PICO are subject to California DOI regulatory control. More specifically the Oversight Agreement provides, most significantly, that the California DOI will appoint a Special Deputy Examiner to provide supervision and regulatory oversight, limits PICO's ability to enter transactions with any affiliated company without the prior approval of the California DOI, restricts PICO's ability to pay dividends to PAULA Financial without prior approval of the California DOI and restricts PICO's ability to consummate transactions outside the normal course of business or to incur debt without prior approval of the California DOI. Additionally, PICO cannot write any new or renewal business of any type without the prior approval of the California DOI. The agreement remains in effect until PICO either receives written notice that it is released from the agreement or the agreement is superseded by an Administrative or Superior Court Order. Under the terms of the agreement, the California DOI can amend or supplement the agreement at its sole discretion.

        In addition, certain other state insurance regulatory authorities have acted to withdraw or restrict PICO's authority to issue policies in their states. PICO anticipates that states which have not yet acted will take action in the near term to withdraw or restrict PICO's authority to do business in their respective states.

  Examinations

        The accounts and businesses of PICO are subject to periodic statutory examination by the California DOI and by the DOI's in each jurisdiction in which they transact business. The California DOI has finalized its report for PICO for the three-year period ended December 31, 1999 which disclosed an adjustment to loss reserves as of December 31, 1999 which is less than the amount of adverse development recorded by PICO in 2000 and 2001. Consequently, there is no impact to statutory surplus as of December 31, 2001.

  Regulation of PICO's Business in Each State in Which it is Licensed

        PICO's transaction of workers' compensation insurance is closely regulated by DOI's in Alaska, Arizona, California, Florida, Idaho, Nevada, New Mexico, Oregon and Texas. In each of these states, the workers' compensation system is a mechanism to promptly compensate and rehabilitate injured workers without regard to fault. In each state where PICO did business, other than New Mexico (with respect to agricultural workers) and Texas, employer participation in the workers' compensation system is compulsory. Employers are required by law either to obtain workers' compensation insurance from a licensed insurer or to comply with specific requirements to self-insure.

        To protect persons covered under policies of workers' compensation insurance, several states impose special deposit requirements on insurers. In the event of an insurer insolvency, special deposits made by insurers are utilized by the relevant DOI to provide a pool of funds upon which workers' compensation claimants domiciled exclusively in that state possess a first priority claim and can be used by the regulators to pay those claimants. Under these requirements, PICO maintains special deposits in Arizona, California, Florida, Idaho, Oregon, Nevada and New Mexico.

        While deposit requirements vary somewhat, they generally require insurers to deposit cash or securities with each states' treasurer, or an approved depository, in an amount based on a company's loss and loss expense reserves plus a percentage of its unearned premium reserves on workers' compensation insurance business transacted in each individual state. Thus, the size of the required deposit correlates positively with the amount of workers' compensation insurance sold by PICO in such state. PICO maintains deposits of securities in California, Arizona, Oregon, Idaho, Florida, New Mexico and Nevada, having a book value as of December 31, 2001 of $70.6 million, $8.1 million, $7.8 million, $0.4 million, $0.3 million, $2.2 million and $0.2 million, respectively.

        An important aspect of workers' compensation insurance regulated by individual states is the setting of premiums. Among the states where it did business, PICO was allowed to establish its own rates under a "file and use" system in Alaska and Texas. Prior approval by insurance regulators was required for workers' compensation insurance rates in California, Florida, Nevada, New Mexico and Oregon. Hybrid systems exist in Arizona and Idaho, where workers' compensation insurance rates were determined initially by the National Council on Compensation Insurance ("NCCI"), a rating organization. Upon the request of an individual insurer, the Arizona or Idaho DOI, as applicable, may approve rates that deviate from those recommended by the NCCI.

        Competition among workers' compensation insurers is also affected in several states by the presence of quasi-public workers' compensation insurance funds, which compete against private insurers and which frequently serve as insurers of last resort to employers unable to secure coverage elsewhere. Among the states where PICO did business, active state funds exist in Arizona, California, Idaho, Nevada, New Mexico, Oregon and Texas.

  Membership in Insolvency Funds and Associations

        PICO, like other insurers, is required to participate in insolvency funds and associations and may be subject to assessments from time to time to cover unpaid policyholder claims of insolvent insurers participating in the same lines of business. The maximum assessment required by law in any one year has varied between 1% and 2% of annual premiums written in the applicable state. Most of these payments are recoverable through future policy surcharges and premium tax reductions.

        PICO was assessed 2% of gross written premium in the state of Florida in 2001, 2000 and 1999.

        In 2000, PICO received a notice of assessment of 1% of subject 2001 premium by the California Insurance Guarantee Association ("CIGA"). Prior to 2001, the maximum assessment available to CIGA in any given year was 1% of related California premiums. In 2001, the California legislature increased the maximum assessment to 2% of related California premiums. The full 2% of related California premiums has been assessed by CIGA for the 2002 and 2003 policy years. However, California law requires that such assessments be surcharged to policyholders. Original assessment amounts are "trued up" to actual results at the end of the related policy periods.

        In January 2002, PICO was assessed 1% of 2001 net direct premiums written in the state of Texas. Under Texas regulations, insurance companies recoup their assessments as an offset to future premium taxes. Since PICO is no longer writing business in the state of Texas, PICO has requested an exception from the state of Texas for this assessment.

  Agency Regulation

        Regulatory authorities in the states in which Pan Am conducts business may require individual or company licensing to act as brokers, agents, third party administrators, or adjusters. Under the laws of most states, regulatory authorities have relatively broad discretion with respect to granting, renewing and revoking brokers' and agents' licenses to transact business in the state.

Competition

        Agency operations face competition primarily from local agencies in the communities where the Company's agency operations are conducted. On larger accounts, competition also comes from regional and national insurance agents and brokers.

        The workers' compensation insurance industry is highly competitive. In most states in which PICO operated, PICO's single largest competitor in its targeted agricultural markets was the applicable state fund. In those states without minimum rate laws, PICO faced competition on the basis of price as well as on the services which it delivered to policyholders.

Employees

        As of December 31, 2001, the Company, including PICO, employed 211 full-time employees including 65 in its agency, 122 in its underwriting and TPA operations and 24 in corporate administration and finance. Given the decision to exit underwriting operations, in the first quarter of 2002, the Company took action to reduce its work force. As of the end of the first quarter of 2002, the Company employed 175 full-time employees including 71 in its agency operations, 89 in its underwriting and TPA operations and 15 in corporate administration and finance. The Company considers its relationship with its employees to be excellent.

Risk Factors

  Risks Related to the Variability of Operating Results

        The Company operates in a cyclical industry affected by many factors that may cause fluctuations in its operating results. The factors that may adversely affect the operations and profitability of the Company include: competition; general economic and business conditions and trends; and fluctuations in insurance rates. Many of these factors are beyond the control of the Company. The foregoing factors have contributed to significant, industry-wide year-to-year and quarter-to-quarter fluctuations in operating results and net income and could have a material adverse effect on the Company's business, financial condition and results of operations.

  Significant Geographic and Industry Concentration

        The Company's current business is concentrated geographically, with approximately 89% of its commission revenue in 2001 coming from California. Adverse economic or other conditions in the

Company's geographic area of operations would have a more severe impact on the Company than on a more diversified company.

        Currently approximately 52% of Pan Am's commission revenue is derived from the workers' compensation line of business. Adverse economic or other conditions in workers' compensation would have a more severe impact on the Company than on a more diversified company.

  Highly Competitive Industry

        The insurance industry is highly competitive. The Company's competitors include, among others, direct insurance writers, specialized provider groups, in-house or multiple employer benefits administrators, and local, regional and national insurance agency operations. Many of the Company's existing or potential competitors are larger and have considerably greater financial and other resources than the Company. To the extent that any of these existing or potential competitors concentrates increased resources in the Company's specific market segments, has access to a more extensive network of carriers or offers more or better services in any of the Company's market segments, the Company could be adversely affected.

Item 2. PROPERTIES.

        The Company's principal executive offices, comprised of approximately 34,000 square feet of office space leased through April 2003, are located in Pasadena, California. In addition, the Company maintains 16 branch offices in various locations in the western United States in leased facilities with various lease terms. Management believes that the Company's facilities are suitable and adequate for their intended uses.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of security holders during the fourth quarter of 2001.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

        The Company's Common Stock has traded on the Nasdaq Stock Market under the symbol "PFCO" since the consummation of the Company's initial public offering of its Common Stock on October 24, 1997. The high and low closing prices of the Common Stock on the Nasdaq Stock Market during 2000 and 2001 and for the period January 1, 2002 through March 25, 2002 were as follows:

	High	Low
First Quarter 2000	7.625	2.875
Second Quarter 2000	3.438	2.141
Third Quarter 2000	4.375	2.250
Fourth Quarter 2000	3.875	1.656
First Quarter 2001	2.125	1.250
Second Quarter 2001	3.840	1.080
Third Quarter 2001	3.690	1.700
Fourth Quarter 2001	2.310	1.020
January 1-March 25, 2002	1.650	0.150

Holders of Record

        As of March 22, 2002, the Common Stock was held of record by 217 holders. The Company estimates that the number of beneficial holders of the Common Stock as of such date exceeded 800.

Dividends

        The Company did not pay cash dividends to its stockholders prior to the first quarter of 1998. From the first quarter of 1998 through the fourth quarter of 1999, the Company declared and paid quarterly dividends of $0.04 per share of Common Stock. Since 2000, the Board of Directors has elected not to declare any cash dividends.

        The declaration and payment of dividends is subject to the discretion of the Company's Board of Directors and will depend upon, among other things, the Company's results of operations, financial condition, cash requirements, future prospects and capital requirements, general economic and business conditions and other factors deemed relevant by the Board of Directors. There can be no assurance that the Company will declare and pay dividends in the future. In addition, the Company's bank loan currently restricts the payment of dividends.

Item 6. SELECTED FINANCIAL DATA.

        The selected data presented below under the captions "Income Statement Data" and "Balance Sheet Data" as of and for each of the years in the five-year period ended December 31, 2001, are derived from the consolidated financial statements of the Company, which financial statements have been audited by KPMG LLP, independent certified public accountants. The consolidated financial statements as of December 31, 2001 and 2000 and for each of the years in the three-year period ended December 31, 2001, and the report thereon are included elsewhere herein. The information presented below under the caption "Other Data" is unaudited. The selected financial data set forth below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results

of Operations and the Consolidated Financial Statements and notes thereto appearing elsewhere herein.

	Years Ended December 31,
	2001(5)	2000	1999	1998	1997
	(dollars in thousands)
Income Statement Data:
Gross premiums written	$53,148	$97,388	$117,808	$152,448	$100,797

Net premiums earned:
Workers' compensation	$33,000	$97,480	$80,126	$127,997	$91,957
Group medical and life	—	681	830	773	878
Commissions	9,364	6,312	4,777	3,234	3,434
Net investment income	5,736	10,311	9,697	9,540	5,582
Net realized investment gains (losses) (4)	974	(5,592)	(1,515)	1,706	172
Service fees	1,921	218	379	328	402
Other	825	500	441	514	645

Total income	$51,820	$109,910	$94,735	$144,092	$103,070
Losses and loss adjustment expenses incurred	28,633	96,355	82,234	114,483	68,107
Dividends provided for policyholders	114	297	383	677	(2,713)
Operating expenses	21,249	34,510	32,834	37,636	30,741

Total expenses	$49,996	$131,162	$115,451	$152,796	$96,135
Equity in net loss of unconsolidated affiliate	(39,965)	(1,377)	(506)	—	—

Income (loss) before taxes	(38,141)	(22,629)	(21,222)	(8,704)	6,935
Income tax expense (benefit)	(6,849)	(3,424)	(7,483)	(3,827)	1,776

Net income (loss)	$(31,292)	$(19,205)	$(13,739)	$(4,877)	$5,159

Earnings (loss) per share (1)	$(5.53)	$(3.51)	$(2.35)	$(0.78)	$1.88
Weighted average shares outstanding (1)	5,656,278	5,475,170	5,847,836	6,228,479	2,737,065
Earnings (loss) per share—assuming dilution(1)	$(5.53)	$(3.51)	$(2.35)	$(0.78)	$1.11
Weighted average shares outstanding—assuming dilution (1)	5,656,278	5,475,170	5,847,836	6,228,479	4,664,511

	As of December 31,
	2001(5)	2000	1999	1998	1997
	(dollars in thousands)
Balance Sheet Data:
Investments (2)	$—	$148,335	$134,836	$177,623	$137,864
Total assets	13,181	224,674	259,248	254,443	188,264
Unpaid losses and LAE	—	152,597	158,944	136,316	77,784
Notes payable	4,051	12,879	16,632	2,667	456
Total liabilities	6,799	188,913	207,625	180,912	103,444
Net stockholders' equity	6,382	35,761	51,623	73,531	84,820

	As of December 31,
	2001(5)	2000	1999	1998	1997
	(dollars in thousands)
PICO and PACO GAAP Ratios:
Loss ratio	86.8%	98.2%	101.6%	88.9%	73.4%
Expense ratio	28.3	27.2	33.2	26.4	26.9
Policyholder dividend ratio	0.3	0.3	0.5	0.5	(2.9)

Combined ratio	115.4%	125.7%	135.3%	115.8%	97.4%

PICO Statutory Data:
Statutory net income (loss)	$(38,588)	$(15,696)	$(19,491)	$(7,182)	$6,037
Statutory surplus	(22,028)	14,852	28,947	49,870	45,822
Premiums/surplus	N/A	6.1x	2.8x	2.7x	2.1x
Loss ratio	185.4%	98.6%	102.4%	89.2%	73.8%
Expense ratio	24.1	29.3	30.8	25.0	25.9
Policyholder dividend ratio	0.3	0.3	0.5	0.5	(3.0)

Combined ratio	209.8%	128.2%	133.7%	114.7%	96.7%

Other Data:
Number of PICO policies (period-end)	7,380	9,316	10,928	10,867	8,579
Number of Company employees, including PICO (period-end)	211	252	311	309	264
PICO EAP (period-end)(3)	$63,835	$77,411	$100,808	$121,230	$90,526

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

(5)
Beginning in the fourth quarter of 2001, PAULA Financial began accounting for its investment in PICO using the equity method. Consequently, consolidated operating results of the Company only reflect the result of PICO's operation in the individual income and expense line items for the first nine months of 2001 while the fourth quarter activity is reflected as equity in net loss of PICO. Additionally, PICO's balance sheet amounts are excluded from the consolidated financial statements at year-end. However, the statutory results for PICO include PICO's results of operations for the entire year.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

        Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the applicable period. On an ongoing basis, management evaluates its estimates, assumptions and judgments, including those related to revenue recognition, intangible assets, income taxes, financing arrangements and contingencies. Management bases its estimates, assumptions and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        Management believes the following critical accounting policies, among others, affect its more significant estimates, assumptions and judgments used in the preparation of the consolidated financial statements.

        Revenue Recognition.    Commission income is recorded on the effective date of the policy or the billing date, whichever is later. Premiums are earned by the insurance subsidiaries on a monthly pro rata basis over the terms of the policies.

        Unpaid Losses and Loss Adjustment Expenses.    The liability for unpaid losses and loss adjustment expenses represents (a) case basis estimates of reported losses and loss adjustment expenses and (b) estimates based on past experience of unreported losses and loss adjustment expenses, net of anticipated salvage and subrogation. There is a high level of uncertainty inherent in the evaluation of the liability for unpaid losses and loss adjustment expenses. The ultimate costs of such claims are dependent upon future events, the outcomes of which are affected by many factors. Loss reserving procedures and settlement philosophy, current and perceived social and economic factors, inflation, current and future court rulings and jury attitudes, and many other economic, scientific, legal, political and social factors can all have significant effects on the ultimate costs of claims. Changes in Company operations and management philosophy may also cause actual developments to vary from the past.

        De-consolidation of PICO.    As a result of the continued adverse loss experience, PICO recorded an additional provision for prior accident year loss reserves of $37 million in the fourth quarter of 2001. This reserve increase caused PICO's RBC to fall into the "Mandatory Control Level." As a result PICO and the California DOI entered into the Oversight Agreement which effectively transferred control of the underwriting operations to the California DOI. As a result, beginning in the fourth quarter of 2001, PAULA Financial began accounting for its investment in PICO using the equity method. Consequently, PICO's balance sheet amounts are excluded from the consolidated financial statements at year-end and the consolidated operating results of the Company only reflect the result of PICO's operation in the individual income and expense line items for the first nine months of 2001 while the fourth quarter activity is reflected as equity in net loss of PICO. As of December 31, 2001, PAULA Financial is carrying its investment in PICO at $—0-.

Overview

        The Company's revenues have consisted primarily of premiums earned from workers' compensation insurance underwriting, premiums earned from group medical insurance, commission income, net investment income and other income. Premiums earned during a period are the direct premiums earned by PICO on in force policies, net of reinsurance. Commission income is earned from Pan Am's distribution of insurance. Until the fourth quarter of 2001, the commission PICO paid to Pan Am was eliminated in consolidation. Net investment income represents earnings on the Company's investment portfolio, less investment expenses. Service fee income consists primarily of TPA fees. PPBA's sole client is PICO. Until the fourth quarter of 2001, TPA fees paid by PICO to PPBA were eliminated in consolidation.

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

        Beginning in the fourth quarter of 2001, PAULA Financial began accounting for its investment in PICO using the equity method. Consequently, consolidated operating results of the Company only reflect the result of PICO's operation in the individual income and expense line items for the first nine months of 2001 while the fourth quarter activity is reflected as equity in net loss of PICO.

        PICO's revenues have been seasonal, and have tended to be highest in the second and third quarters of each year. This is due primarily to the seasonality of the size of the workforce employed by PICO's agribusiness clients.

        The following table sets forth selected information relating to PICO's workers' compensation insurance book of business:

	As of and for the Years Ended December 31,
	2001(1)	2000	1999
	(dollars in thousands)
Gross premiums written	$53,148	$97,388	$116,978
Net premiums earned	$33,000	$98,161	$80,126
Policyholder persistency rate	61.7%	66.6%	68.5%
Number of policies (period-end)	7,380	9,316	10,928

(1)
Beginning in the fourth quarter of 2001, PAULA Financial began accounting for its investment in PICO using the equity method. Consequently, gross premiums written and net premiums earned in the above table only reflect PICO's premium volume for the first nine months of 2001.

        The following combined ratio information is derived from the insurance subsidiaries, PICO and PACO, GAAP operating results:

	For the Years Ended December 31,
	2001(1)	2000	Adjusted 1999	Reported 1999
Loss ratio	86.8%	98.2%	102.3%	101.6%
Expense ratio	28.3	27.2	29.7	33.2
Policyholder dividend ratio	0.3	0.3	0.3	0.5

Combined ratio	115.4%	125.7%	132.3%	135.3%

(1)
Beginning in the fourth quarter of 2001, PAULA Financial began accounting for its investment in PICO using the equity method. Consequently, combined ratio activity in the above table only reflects PICO's operations for the first nine months of 2001 and therefore excludes the impact of the $37 million increase in prior year loss reserves posted in the fourth quarter.

        The "Adjusted" column excludes the impact of low layer reinsurance treaties which were not in effect in 2001 or 2000.

Results of Operations

  2001 Compared to 2000

        Beginning in the fourth quarter of 2001, PAULA Financial began accounting for its investment in PICO using the equity method. Consequently, consolidated operating results of the Company only reflect the result of PICO's operation in the individual income and expense line items for the first nine months of 2001 while the fourth quarter activity is reflected as equity in net loss of PICO.

        Gross premiums written.    The Company's gross premiums written for 2001 decreased 45.4% to $53.1 million from $97.4 million in 2000. The decrease in gross premiums written is due to a number of factors: (1) 2001 results only reflect nine months' activity for the underwriting operation (2) PICO ceased writing business in the state of Texas in November 2000 which accounts for $16.4 million of the decline and (3) California writings declined 33.9% due to PICO's pricing stance in the state. Since mid-1998, the Company aggressively pursued rate increases on its California book of business. Rate increases on business retained by the Company averaged 19% in 2001 and 25% in 2000.

        Net premiums earned.    The Company's net premiums earned for 2001 decreased 66.4% to $33.0 million from $98.2 million in 2000. The decrease in net premiums earned is due the factors discussed above related to gross premiums written as well as an increase in quota share reinsurance participation. In 2001, PICO ceded 36% of its earned premium under quota share agreements compared to 4% in 2000.

        Commission income.    Commission income increased 48.4% to $9.4 million for 2001 from $6.3 million for 2000. Commissions paid by PICO to Pan Am in the first nine months of 2001 are eliminated in consolidation while such commissions are eliminated in consolidation for the full year of 2000. Also contributing to the increase is rate increases on underlying workers' compensation and accident and health policies as well as increased premiums placed with insurance carriers other than PICO.

        Net investment income.    Net investment income decreased 44.4% to $5.7 million for 2001 from $10.3 million for 2000. The 2001 results only include PICO investment income for the first nine months of 2001 compared to twelve months of activity in 2000. Also contributing to the decline, average invested assets decreased to $75.0 million for 2001 from $146.8 million for 2000. The Company's average yield on its portfolio was 7.4% in 2001 and 7.0% in 2000. The 2001 average yield is skewed by the de-consolidation of PICO in the fourth quarter of 2001. The 2000 average yield is skewed by the increase in the Company's investment portfolio in January 2000. The increase in the portfolio early in the year understated the Company's average total invested assets for 2000. The actual yields in 2001 and 2000 are closer to historical levels.

        Net realized investment gains and losses.    The Company had net realized investment gains of $1.0 million for 2001 compared to net realized losses of $5.6 million for 2000. The 2001 results only include PICO net realized investment gains for the first nine months of 2001 compared to twelve months of activity in 2000. In 2001, PICO elected to realize a significant portion of the gain imbedded in its fixed income portfolio. In 2000, the Company recorded an impairment loss of $3.3 million related to its investment in Montlake.

        Service fees.    Service fees increased 781.2% to $1.9 million for 2001 from $0.2 million for 2000. The increase is due to the de-consolidation of PICO in the fourth quarter of 2001. Prior to de-consolidation fees paid by PICO to the TPA were eliminated in consolidation.

        Losses and LAE incurred.    The Company's net loss ratio for calendar year 2001 decreased to 86.8% from 98.2% in 2000. The consolidated financial statements do not include the operations of PICO for the fourth quarter of 2001. In that period, PICO recorded a $37 million increase to prior year reserves.

        For the entire year in 2001, PICO experienced an aggregate of approximately $43.1 million in net reserve development compared to $21.2 million in 2000. The continued reserve development on prior accident years relates primarily to the 1998-2000 accident years. The adverse development relates primarily to the California operations. Similar to the claims development experienced by the California workers' compensation insurance industry in general, PICO has seen ongoing expansion in incurred claims values, primarily related to medical inflation and litigation activity. Also contributing to the adverse loss reserve development on the 1999 and 2000 accident years are the Texas operations.

        Operating expenses.    Operating expenses decreased 38.4% to $21.2 million for 2001 from $34.5 million for 2000. Contributing to the decease is the fact that PICO expense are only included in the consolidated financial statements for the first nine months of 2001 compared to a full year in 2000. Additionally, operating expenses in 2001 include the benefit of $6.3 million in ceding commissions compared to $1.2 million in 2000 received in conjunction with the quota share arrangements. The GAAP expense ratio for 2001 was 28.3% compared to 27.2% for 2000.

        Equity in net loss of PICO.    Beginning in the fourth quarter of 2001, PAULA Financial began accounting for its investment in PICO using the equity method. Consequently, the equity in net loss of PICO in 2001 represents PICO's results for the fourth quarter of 2001. As of December 31, 2001, PAULA Financial was carrying its investment in PICO at $—0-.

        Income taxes.    Income tax benefit for 2001 was $6.8 million compared to $3.4 million for 2000. The effective combined income tax rates for 2001 and 2000 were (18.0%) and (15.1%), respectively. The 2001 and 2000 effective tax rates are impacted by a change in valuation allowance of $6.2 million and $4.6 million, respectively. The recoverability of the net deferred tax asset is dependent on Pan Am's anticipated future operating results and various tax planning strategies.

        Net income (loss).    Net loss for 2001 was $31.3 million compared to $19.2 million in 2000. The 2001 net loss was due to the write down of PAULA Financial's investment in PICO to $—0- while the 2000 net loss was primarily attributable to actions taken to increase loss reserves on the prior accident years.

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

        Commission income.    Commission income increased 32.1% to $6.3 million for 2000 from $4.8 million for 1999. The increase is due to a full year's operating results for the two new California offices which were acquired effective April 30, 1999, rate increases on underlying workers' compensation and accident and health policies as well as increased premiums placed with insurance carriers other than PICO and PACO. Commission income paid by PICO and PACO to Pan Am is eliminated in consolidation.

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

        No dividends were paid by PICO to PAULA Financial during 2001. The Oversight Agreement restricts PICO's ability to pay dividends to PAULA Financial.

        In 2001, PAULA Financial liquidated its investment in PACO and surrendered its insurance license to the state of California. In conjunction with the liquidation, PACO paid dividends to PAULA Financial totaling $5.5 million in 2001. The dividends were used by PAULA Financial to make principal and interest payments on its bank debt.

        In March 1997, PAULA Financial entered into a Credit Agreement with a commercial bank providing PAULA Financial with a revolving credit facility of $15.0 million until December 31, 1999. On December 31, 1999, PAULA Financial elected to convert all of the borrowings into a term loan maturing on December 31, 2001. At the date of conversion, the line of credit had an outstanding balance of $15.0 million and an interest rate of 8.5%. The use of the credit facility was for repurchase of the Company's common stock and investments in new ventures.

        On January 30, 2001, the Company and the lender completed negotiations and signed the first Amendment to the Credit Agreement (the "First Amendment"). Under the terms of the First Amendment, the Company was scheduled to make principal payments of $6.9 million with the $4.4 million balance due on December 31, 2001. The Company made principal payments totaling $7.2 million in 2001.

        On December 31, 2001, the Company and the lender completed negotiations and signed the second Amendment to the Credit Agreement (the "Second Amendment"). Under the terms of the Second Amendment, the Company will make principal payments totaling $1.3 million during 2002 with the remaining principal balance of $2.8 million due on January 1, 2003. Balances outstanding under the term loan bear interest at the lender's reference rate plus 2.0%. As of March 15, 2002, the interest rate is 6.75%.

        Since December 31, 2001, the Company has been out of compliance with certain of its debt covenants related to PICO matters. However, PAULA Financial has been and remains current on the term loan's scheduled principal and interest payments. On March 22, 2002, the Company received a waiver of the breach of covenants from the lender. According to the waiver the lender has waived all now existing and hereafter arising events of default resulting solely from PICO being placed on supervised status by the California DOI and the subsequent winding down of PICO's business. The Company believes that it will be able to maintain compliance with the revised covenants throughout 2002.

        The Credit Agreement limits the Company's ability to (i) enter new lines of business; (ii) incur or assume debt; (iii) pay dividends and repurchase or retire capital stock; and (iv) make acquisitions, investments and capital expenditures. Under the terms of the Second Amendment, in the event of default in 2002, the interest rate would increase by 2.0%. Each of PAULA Financial's non-insurance subsidiaries has guaranteed all obligations of PAULA Financial under the Credit Agreement. Additionally, the Company has pledged as collateral its stock in PICO.

        On August 12, 1998, the Company announced the approval of the Board of Directors of a 500,000 share stock repurchase program. On October 29, 1998, the Board authorized an additional 500,000 shares bringing the total authorization under the program to 1,000,000 shares. As of December 31,

2001, the Company had repurchased 873,500 shares at an average price of $6.73 per share. Additionally, PICO holds 121,600 shares of PAULA Financial common stock in its investment portfolio.

  Contractual Obligations and Commitments

        The following is a summary of the Company's contractual obligations as of December 31, 2001:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years
	(dollars in thousands)
Debt	$4,051	$1,300	$2,751	$—
Operating lease	888	381	433	74

        Management believes that funds currently available and expected to be generated by agency operations will be sufficient to meet the required principal and interest payments on the term loan in 2002. The Company has plans to refinance the January 1, 2003 payment. Management believes that such financing is available and can be obtained under appropriate and reasonable terms.

  Operating Subsidiaries

  Agency Operations

        Historically, the sources of funds of the agency operations are cash flows from operating activities and the major use of funds is operating expenses. In the most recent years, operating cash flows at Pan Am have met the agency subsidiaries' liquidity requirements as well as a portion of the parent company's cash flow requirements, including debt service requirements. In 2001, the agency operations generated earnings before interest, taxes, depreciation and amortization of $2.4 million.

        In 2001, Pan Am placed 16% of its total insurance premiums with PICO. In 2002 Pan Am will focus on the transition initiated by PICO and its exit from workers' compensation underwriting. Pan Am has successfully moved PICO business to alternative markets over several years and management believes that completing this process does not pose a material problem to customer retention or total commissions. (It was PICO's practice to pay a market based commission, so Pan Am should not suffer any reduction of commission to rotate business formerly underwritten by its affiliate.)

  Underwriting Operations

        PICO's major uses of funds were claim payments and underwriting and administrative expenses and maintaining the required surplus to expand its insurance business. In recent years, cash flows at PICO have been negatively impacted by declines in premium volume and increases in claim payments for prior accident years. In 2001, 2000 and 1999, PICO made claim payments on prior accident years totaling $83.1 million, $85.9 million and $53.3 million, respectively. The increase in prior year claims payments in recent years is related to increased premium volume in 1997 and 1998. The nature of the workers' compensation insurance business is such that claim payments are made over a longer period of time than the period over which related premiums are collected. PICO's operating cash flows in 2000 were positively impacted by the receipt of a $42.0 million reinsurance settlement. Operating cash flows and the portion of the investment portfolio consisting of cash and liquid securities have historically met PICO's liquidity requirements. In the future, PICO believes that its liquidity needs will be met through investment income and releases of securities on deposit.

        In the fourth quarter of 2001, PAULA Financial began accounting for its investment in PICO using the equity method. As the Company has no further obligation to fund the deficit at PICO, PAULA Financial wrote down its investment in PICO to $—0- as of year end 2001.

        PICO's investments consist primarily of taxable and tax-exempt United States government and other investment grade securities and investment grade fixed maturity commercial paper and, to a lesser extent, equity securities. PICO does not generally invest in below investment grade fixed maturity securities, mortgage loans or real estate. PICO's investments in fixed maturity securities are carried at market value as such securities may be sold in response to changes in interest rates, tax planning considerations or other aspects of asset/liability management. As of December 31, 2001, the carrying value of PICO's fixed maturity securities portfolio was $28.8 million and the entire portfolio was rated "A" or better by S&P, Moody's or Fitch.

        California workers' compensation insurance companies are required to maintain some of their investments on deposit with the California DOI for the protection of policyholders. The deposit requirements are generally determined annually based on loss and LAE reserve levels and are designed to insure that funds are available for the future payment of claim obligations. Other states in which PICO is licensed have also required PICO to post deposits for the protection of those states' policyholders. In October 2001, PICO applied for and received the early release of $15.0 million in investment securities held on deposit by the California DOI. In 2001, PICO made claim payments for prior accident years totaling $83.1 million. In December 2000, PICO applied for and received the early release of $13.4 million in investment securities held on deposit by the California DOI. In 2000, PICO made claim payments for prior accident years totaling $85.9 million. As these obligations were paid, there was a corresponding reduction in the deposit requirement. However, in practice the deposit requirement calculations are only performed annually based on year-end balances. The release of deposits in late 2001 and 2000 represents an acceleration in the timing of the release of funds and not an exception to the deposit requirement. Pursuant to applicable state laws, PICO had, as of December 31, 2001, securities with a book value of $89.7 million held by authorized depositories pursuant to these deposit requirements.

Related Party Transactions

        Since 1999, the Company's agency operations have outsourced certain backroom functions to a service center operation. Additionally, the agency which operates the service center placed business with PICO. In 2001, a partial owner of this agency was elected to the Company's board of directors. Fees paid by the Company's agency to the service center were $1.1 million, $1.0 million and $0.9 million for the years ended December 31, 2001, 2000 and 1999, respectively. Commissions paid by PICO to this agency were $0.6 million, $0.8 million and $0.8 million for the years ended December 31, 2001, 2000 and 1999, respectively. Additionally, the Company has a $0.7 million minority investment in the agency.

        In 2001, the shareholders elected to the Company's board of directors a director who also has a significant ownership interest in an agency that placed business with PICO. Commissions and other fees paid by PICO to this agency were $0.1 million, $0.1 million and $0.2 million for the years ended December 31, 2001, 2000 and 1999, respectively.

  Quarterly Data

        The following is a summary of operations by quarter for the years ended December 31, 2001 and 2000:

	2001
	March 31	June 30	Sept 30	Dec 31
		(dollars in thousands, except EPS)
Total income	$15,727	$14,961	$16,207	$4,924
Total expenses	15,599	14,665	14,423	5,308
Net income (loss)	120	215	1,184	(32,811)
EPS*	$0.02	$0.04	$0.20	$(5.50)
EPS-assuming dilution*	$0.02	$0.04	$0.20	$(5.50)
	2000
	March 31	June 30	Sept 30	Dec 31
	(dollars in thousands, except EPS)
Total income	$31,705	$35,890	$25,774	$16,541
Total expenses	33,219	36,162	27,824	33,957
Net income (loss)	(1,033)	(521)	(1,378)	(16,273)
EPS*	$(0.18)	$(0.09)	$(0.26)	$(3.05)
EPS-assuming dilution*	$(0.18)	$(0.09)	$(0.26)	$(3.05)

*
Quarters do not add to full year due to changes in shares outstanding.

New Accounting Standards

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting and requires separate recognition of intangible assets that meet certain criteria. This statement applies to all business combinations after June 30, 2001. SFAS No. 142 requires that an acquired intangible asset be initially recognized and measured based on its fair value. This statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. SFAS No. 142 is effective for fiscal periods beginning after December 15, 2001. The Company continued to amortize existing goodwill through 2001, beginning in 2002 amortization will cease and the Company will perform a transitional goodwill impairment test. The Company has completed an analysis of the impact of the adoption of SFAS No. 142 and does not believe the adoption will have a material impact on the Company's consolidated financial statements.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. As the Company's decision to exit underwriting workers' compensation business was made in February 2002, the accounting for this decision is governed by SFAS No. 144. Application of the standard precludes the presentation of PICO's operations as discontinued operations due to the continuing involvement with PICO. (PICO continues to settle and pay claims.) Prior to the application of SFAS No. 144, PICO could have qualified as a discontinued operation allowing reclassification of prior year's financial statements to separate PICO's operating results and balance sheet accounts from those of the continuing operations.

Forward-Looking Statements

        In connection with, and because it desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers to recognize the existence of certain forward-looking statements in this Form 10-K and in any other statement made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Some forward-looking statements may be identified by the use of terms such as "expects," "believes," "anticipates," "intends," or "judgment." Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. Examples of such uncertainties and contingencies include, among other important factors, those affecting the insurance industry in general, such as the economic and interest rate environment, legislative and regulatory developments and market pricing and competitive trends, and those relating specifically to the Company and its businesses, such as the level of commission revenue and fee income, and acquisitions of companies or blocks of business. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward-looking statements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

        The following sections address the significant market risks associated with the Company's financial activities as of December 31, 2001. Caution should be used in evaluating the Company's overall market risk from the information below, since actual results could differ materially from the estimates and assumptions used below.

Interest Rate Risk

        The Company does not utilize stand-alone derivatives to manage interest rate risks. The Company has historically utilized a moderate level of corporate borrowings and debt. As of December 31, 2001, notes payable to bank account for 60% of total liabilities.

        The table below summarizes the estimated effects of hypothetical increases and decreases in interest rates. It is assumed that the changes occur immediately and uniformly to each category of instrument containing interest rate risks. The hypothetical changes in market interest rates reflect what could be deemed best or worst case scenarios.

Interest Rate Risk

		(in thousands)
	Fair Value at December 31, 2001	Hypothetical Change in Interest Rate (bp=basis pts.)	Estimated Fair Value after Hypothetical Change in Interest Rate	Hypothetical Percentage Increase (Decrease) in Stockholders' Equity
Liabilities:
Note payable to bank	$4,051	100 bp decrease	$4,051	—
		100 bp increase	4,051	—
		200 bp increase	4,051	—

Equity Price Risk

        The Company generally does not invest in equity securities for trading purposes.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEPENDENT AUDITORS' REPORT

The Board of Directors
PAULA Financial:

        We have audited the accompanying consolidated balance sheets of PAULA Financial and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PAULA Financial and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Los Angeles, California
March 22, 2002

PAULA FINANCIAL AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands)

Assets

	December 31,
	2001	2000
Investments:
Fixed maturities, available-for-sale, at market (amortized cost $135,772 at December 31, 2000)	$—	$134,765
Preferred stock, at market (cost $1,000 at December 31, 2000)	—	870
Common stock, at market (cost $1,900 at December 31, 2000)	—	1,327
Invested cash, at cost (approximates market)	—	11,373

Total investments	$—	$148,335

Cash, unrestricted	559	4,046
Cash, restricted	1,438	2,075
Accrued investment income	—	2,488
Receivables:
Accounts receivable, net of allowance for uncollectible accounts ($142 and $1,491 at December 31, 2001 and 2000, respectively)	596	12,047
Unbilled premiums	—	5,015
Reinsurance recoverable on unpaid losses and loss adjustment expenses	—	20,867
Commissions receivable	1,027	334
Income taxes recoverable	—	17
Other	18	1,085

Total receivables	$1,641	$39,365

Property and equipment, at cost:
Office furniture, fixtures and equipment	3,131	10,738
Automobiles	—	629
Leasehold improvements	52	202

	3,183	11,569
Less accumulated depreciation	(3,050)	(8,297)

Net property and equipment	$133	$3,272

Other assets	429	2,611
Investment in related party, at cost	703	703
Excess of cost over net assets acquired and other intangibles, net	2,192	3,164
Deferred income taxes	6,086	18,615

	$13,181	$224,674

Unpaid losses and loss adjustment expenses	$—	$152,597
Unearned premiums	—	13,914
Accrued policyholder dividends	—	528
Due to underwriters and assureds	1,388	2,802
Income taxes payable	25	—
Accounts payable and accrued expenses	1,335	6,193
Note payable	—	1,629
Note payable to bank	4,051	11,250

	$6,799	$188,913

Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 4,058,823 shares; none issued and outstanding	$—	$—
Common stock, $0.01 par value. Authorized 15,000,000 shares; issued 6,966,079 shares and 6,337,079 shares at December 31, 2001 and 2000, respectively	70	63
Additional paid-in capital	68,245	67,371
Accumulated deficit	(54,985)	(23,693)
Unearned compensation	(583)	—
Employee loans for stock purchase	(488)	(570)
Accumulated other comprehensive loss:
Net unrealized loss on investments	—	(1,129)

	12,259	42,042
Less:
Treasury stock, at cost (873,500 shares and 995,100 shares at December 31, 2001 and 2000, respectively)	(5,877)	(6,281)

Net stockholders' equity	6,382	35,761
Commitments and contingencies

	$13,181	$224,674

See accompanying notes to consolidated financial statements.

PAULA FINANCIAL AND SUBSIDIARIES

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

	Years ended December 31,
	2001	2000	1999
Income:
Net premiums earned:
Workers' compensation	$33,000	$97,480	$80,126
Group medical and life	—	681	830
Commissions	9,364	6,312	4,777
Net investment income	5,736	10,311	9,697
Net realized investment gains (losses)	974	(5,592)	(1,515)
Service fees	1,921	218	379
Other	825	500	441

	$51,820	$109,910	$94,735

Expenses:
Losses and loss adjustment expenses incurred	28,633	96,355	82,234
Dividends provided for policyholders	114	297	383
Operating	21,249	34,510	32,834

	$49,996	$131,162	$115,451

Equity in net loss of PICO	(39,965)	—	—
Equity in net loss of unconsolidated affiliate	—	(1,377)	(506)
Loss before income tax benefit	(38,141)	(22,629)	(21,222)
Income tax benefit	(6,849)	(3,424)	(7,483)

Net loss	$(31,292)	$(19,205)	$(13,739)

Earnings per share:
Loss per share	$(5.53)	$(3.51)	$(2.35)
Loss per share—assuming dilution	$(5.53)	$(3.51)	$(2.35)

See accompanying notes to consolidated financial statements.

PAULA FINANCIAL AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(Dollars in thousands)

	Years ended December 31,
	2001	2000	1999
Net loss	$(31,292)	$(19,205)	$(13,739)
Other comprehensive loss, net of tax:
Unrealized holding gains (losses) arising during period (tax impact: 2001: $318, 2000: $1,475, 1999: $2,676)	617	2,865	(5,195)
Reclassifications adjustment for realized gains (losses) included in net loss (tax impact: 2001: $264, 2000: $887, 1999: $71)	512	1,721	(138)

	$1,129	$4,586	$(5,333)

Comprehensive loss	$(30,163)	$(14,619)	$(19,072)

See accompanying notes to consolidated financial statements.

PAULA FINANCIAL AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

(Dollars in thousands)

	Number of shares	Common Stock	Additional paid-in capital	Retained earnings (accumulated deficit)	Unearned Compensation	Employee Loans for Stock Purchase	Net unrealized gain (loss) on investments	Treasury stock	Net stockholders' equity
Balance at December 31, 1998	5,929,015	$63	$67,386	$10,182	$—	$(505)	$(382)	$(3,213)	$73,531

Net loss	—	—	—	(13,739)	—	—	—	—	(13,739)
Dividends paid $(0.16 per share)	—	—	—	(931)	—	—	—	—	(931)
Common stock awards	252	—	3	—	—	—	—	—	3
Restricted stock forfeitures	(300)	—	(3)	—	—	—	—	—	(3)
Issuance of employee loans for stock purchases	—	—	—	—	—	(65)	—	—	(65)
Repurchase of common stock	(221,500)	—	—	—	—	—	—	(1,840)	(1,840)
Net change in unrealized loss on investments (net of tax)	—	—	—	—	—	—	(5,333)	—	(5,333)

Balance at December 31, 1999	5,707,467	$63	$67,386	$(4,488)	—	$(570)	$(5,715)	$(5,053)	$51,623

Net loss	—	—	—	(19,205)	—	—	—	—	(19,205)
Common stock awards	212	—	—	—	—	—	—	—	—
Restricted stock forfeitures	(1,900)	—	(15)	—	—	—	—	—	(15)
Repurchase of common stock	(363,800)	—	—	—	—	—	—	(1,228)	(1,228)
Net change in unrealized loss on investments (net of tax)	—	—	—	—	—	—	4,586	—	4,586

Balance at December 31, 2000	5,341,979	$63	$67,371	$(23,693)	—	$(570)	$(1,129)	$(6,281)	$35,761

Net loss	—	—	—	(31,292)	—	—	—	—	(31,292)
Restricted stock awards	629,000	7	874	—	(583)	—	—	—	298
Impact of de-consolidation of PICO	121,600	—	—	—	—	—	—	404	404
Change in employee loans for stock purchases	—	—	—	—	—	82	—	—	82
Net change in unrealized loss on investments (net of tax)	—	—	—	—	—	—	1,129	—	1,129

Balance at December 31, 2001	6,092,579	$70	$68,245	$(54,985)	$(583)	$(488)	$—	$(5,877)	$6,382

See accompanying notes to consolidated financial statements.

PAULA FINANCIAL AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Years Ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net loss	$(31,292)	$(19,205)	$(13,739)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,484	1,849	1,889
Amortization of fixed maturity premium, net	301	581	670
Equity in net loss of PICO	39,965	—	—
Equity in net loss of unconsolidated affiliate	—	1,377	506
Loss on sale of property and equipment	40	54	45
(Gain) loss on sales and calls of equity and fixed maturities	(974)	5,592	1,515
(Increase) decrease in receivables	(5,289)	43,867	(28,300)
Increase in deferred income taxes	(6,213)	(3,430)	(8,494)
Increase (decrease) in unpaid losses and loss adjustment expenses	(32,076)	(6,347)	22,628
Increase (decrease) in accrued policyholder dividends	114	291	(98)
Increase (decrease) in accounts payable and accrued expenses	1,863	(1,604)	(10,761)
Increase (decrease) in unearned premiums	(2,077)	(7,299)	979
Other, net	(1,547)	(590)	1,838

Net cash provided by (used in) operating activities	$(35,701)	$15,136	$(31,322)

Cash flows from investing activities:
Proceeds from sale of available for sale fixed maturities	72,642	31,092	31,714
Proceeds from maturities and calls of available for sale fixed maturities	16,399	13,306	4,225
Proceeds from sale of common stock	1,107	1,415	—
Proceeds from sale of property and equipment	95	161	98
Purchase of available for sale fixed maturities	(14,660)	(44,839)	(5,041)
Purchase of property and equipment	(197)	(1,052)	(1,660)
Purchase of book of business	—	—	(105)
Purchase of insurance agency	—	—	(3,049)
Adjustment to purchase price of insurance agency	217	—	—
Investment in unconsolidated affiliate	—	—	(5,500)
Cash and invested cash related to PICO	(47,453)	—	—

Net cash provided by investing activities	$28,150	$83	$20,682

Cash flows from financing activities:
Borrowings under line of credit agreement	$—	$—	$12,400
Payments on note payable to bank	(7,198)	(3,753)	—
Payments on notes payable	(1,629)	—	(67)
Issuance of notes payable	—	—	1,632
Dividends paid	—	—	(931)
Issuance of common stock	881	—	—
Repurchase of common stock	—	(1,228)	(1,840)
Retirement of common stock	—	(15)	—

Net cash provided by (used in) financing activities	$(7,946)	$(4,996)	$11,194

Net increase (decrease) in cash and invested cash	(15,497)	10,223	554
Cash and invested cash at beginning of period	17,494	7,271	6,717

Cash and invested cash at end of period	$1,997	$17,494	$7,271

See accompanying notes to consolidated financial statements.

PAULA FINANCIAL AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

(1)  Summary of Significant Accounting Policies

Description of Operations

        PAULA Financial and subsidiaries (collectively, "the Company") is a California-based specialty distributor of commercial insurance products. The Company's agency operations place a full array of commercial insurance products for their customers. In addition, the Company owns a third party administration operation whose sole client is PAULA Insurance Company ("PICO"). Until recently, the Company also underwrote workers' compensation insurance products through its underwriting subsidiary, PICO.

        Additionally, in 2001, PAULA Financial liquidated its investment in PAULA Assurance Company ("PACO") and surrendered its insurance license to the state of California.

        On February 28, 2002, the Company announced that it would voluntarily cease underwriting workers' compensation insurance. The decision came as a result of claims reserve development primarily from claims relating to accident years 1997-1999 on California workers' compensation business. In the fourth quarter of 2001, PICO posted an increase to prior year reserves of $37 million. This reserve increase caused PICO's Risk Based Capital ("RBC") to fall into the "Mandatory Control Level." Consequently, on March 12, 2002, the Company and the California Department of Insurance ("California DOI") entered into an agreement of regulatory oversight ("Oversight Agreement"). See Note 2.

        In 2001, approximately 89% of the Company's agency commission revenue was generated in the state of California while approximately 52% of commission revenue was derived from the workers' compensation line of business.

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

        Beginning in the fourth quarter of 2001, the Company began accounting for its investment in PICO using the equity method. Consequently, PICO's balance sheet amounts are excluded from the consolidated financial statements at year-end and the consolidated operating results of the Company only reflect the result of PICO's operation in the individual income and expense line items for the first nine months of 2001 while the fourth quarter activity is reflected as equity in net loss of PICO. As of December 31, 2001, PAULA Financial is carrying its investment in PICO at $—0-.

        Where necessary, prior years' information has been reclassified to conform to the 2001 presentation.

        In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and revenues and expenses for the period. Actual results could differ significantly from those estimates.

Investments and Cash

        The entire investment portfolio was classified as available-for-sale and was reflected at estimated fair value with unrealized gains and losses recorded as a separate component of stockholders' equity, net of related deferred income taxes. The premium and discount on fixed maturities and collateralized mortgage obligations were amortized using the interest method. Amortization and accretion of premiums and discounts on collateralized mortgage obligations were adjusted for principal paydowns and changes in expected maturities. Investments in which the decline in market value is deemed other than temporary are reduced to the estimated realizable value through a charge to income.

        Invested cash consisted primarily of treasury and agency instruments with short durations.

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

        Certain direct costs associated with the development of software for internal use were capitalized by PICO. Amortization on such amounts was provided on a straight-line basis over the estimated useful life of the software, generally five to seven years. Amortization began when the related project was substantially complete.

        Leasehold improvements are depreciated on a straight-line basis over the term of the lease or the estimated useful life of the improvement if less than the lease term.

Investment in Montlake Insurance Holdings

        In early 1999, the Company made an investment in Montlake Insurance Holdings, LLC ("Montlake"), the parent company of Montlake Casualty Company, Ltd., a specialty workers' compensation insurance company. The Company made an initial investment of $5,500 for a 21% equity position and has the option to acquire additional equity. The Company is accounting for its investment in Montlake using the equity method and as such recognizes its share of the net earnings or loss of the unconsolidated affiliate in its consolidated statement of operations.

        As of December 31, 2000, Montlake had total assets of $26,268 and net deficiency of $(3,157). For the year ended December 31, 2000, Montlake had a net loss of $6,493. Based on Montlake's unfavorable 2000 operating results, specifically adverse loss development at its Bermuda captive, which is in run-off, the Company has recorded an impairment loss of $3,273 to reduce the carrying value of its investment in Montlake to $—0- as of December 31, 2000.

        As of December 31, 1999, Montlake, had total assets of $14,821 and net equity of $3,336. For the year ended December 31, 1999, Montlake had a net loss of $2,385. The Company recognized a loss of $506 for the year ended December 31, 1999. During 1999, Montlake reimbursed the Company for $325 in expenses incurred by the Company on Montlake's behalf.

Excess of Cost over Net Assets Acquired and Other Intangibles

        Excess of cost over net assets acquired is amortized on a straight-line basis over seven years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the balance over its remaining life can be recovered through the undiscounted future operating cash flows of the acquired operation. Accumulated amortization totaled $1,374 and $2,728 at December 31, 2001 and 2000, respectively.

        Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," modifies the accounting for goodwill and identifiable intangible assets. As of January 1, 2002, all goodwill and indefinite-lived intangible assets must be tested for impairment annually, or more frequently if circumstances indicate potential impairment. The Company has completed an analysis of the impact of the adoption of SFAS No. 142 and does not believe the adoption will have a material impact on the Company's consolidated financial statements.

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

Policyholder Dividends

        Participating workers' compensation policies represented approximately 25%, 25%, and 18% of net written premium for the years ended December 31, 2001, 2000 and 1999, respectively. Dividends are recorded as a liability based on estimates of ultimate amounts expected to be declared by PICO's Board of Directors, at their discretion.

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

Earnings per Share ("EPS")

        The EPS calculations for the years ended December 31, 2001, 2000 and 1999 were based upon the weighted average number of shares of common stock outstanding. The EPS—assuming dilution calculations were based upon the weighted average number of shares of common stock outstanding adjusted for the effect of convertible securities, and options and warrants considered common stock equivalents. Stock options and warrants are considered to be common stock equivalents, except when their effect is antidilutive.

        The following table reflects the weighted average shares of common stock outstanding used in the EPS calculation as well as the EPS—assuming dilution calculation. (In loss periods options are excluded from the calculation of EPS-assuming dilution as the inclusion of such options would have an antidilutive effect.) There is no difference in the earnings used in the two calculations.

	Years ended December 31,
	2001	2000	1999
Shares used in EPS calculation	5,656,278	5,475,170	5,847,836

(2)  Investment in PAULA Insurance Company

        As a result of the continued adverse loss experience, PICO recorded an additional provision for prior accident year loss reserves of $37 million in the fourth quarter of 2001. This reserve increase caused PICO's RBC to fall into the "Mandatory Control Level." As a result, PICO and the California DOI entered into the Oversight Agreement which effectively transferred control of the underwriting operations to the California DOI. Consequently, beginning in the fourth quarter of 2001, PAULA Financial began accounting for its investment in PICO using the equity method. As a result, PICO's balance sheet amounts are excluded from the consolidated financial statements at year-end and the consolidated operating results of the Company only reflect the result of PICO's operation in the individual income and expense line items for the first nine months of 2001 while the fourth quarter activity is reflected as equity in net loss of PICO. As of December 31, 2001, PAULA Financial is carrying its investment in PICO at $—0-.

        The NAIC has adopted a RBC formula for both property and casualty and life insurance companies. The formula calculates a minimum level of capital and surplus which should be maintained by each insurer. The formula is designed to allow state regulators to identify potentially under-capitalized companies. Under the formula, a company determines its RBC by taking into account certain risks related to the insurer's assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer's liabilities (including underwriting risks related to the nature and experience of its insurance business). The RBC rules provide for different levels of regulatory attention depending upon the ratio of the company's total adjusted capital to its "authorized control level" of RBC.

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

        As of December 31, 2001, PICO's adjusted capital fell within the Mandatory Control Level. Consequently, on March 12, 2002, the Company and the California DOI entered into the Oversight Agreement. The Oversight Agreement generally provides that all of the ongoing operations of PICO are subject to California DOI under regulatory control. More specifically the Oversight Agreement provides, most significantly, that the California DOI will appoint a Special Deputy Examiner to provide supervision and regulatory oversight, limits PICO's ability to enter transactions with any affiliated company without the prior approval of the California DOI, restricts PICO's ability to pay dividends to PAULA Financial without prior approval of the California DOI and restricts PICO's ability to consummate transactions outside the normal course of business or to incur debt without prior approval of the California DOI. Additionally, PICO cannot write any new or renewal business of any type without the prior approval of the California DOI. The agreement remains in effect until PICO either receives written notice that it is released from the agreement or the agreement is superseded by an Administrative or Superior Court Order. Under the terms of the agreement, the California DOI can amend or supplement the agreement at its sole discretion.

        In addition, certain other state insurance regulatory authorities have acted to withdraw or restrict PICO's authority to issue policies in their states. PICO anticipates that states which have not yet acted will take action in the near term to withdraw or restrict PICO's authority to do business in their respective states.

        The following condensed financial statements and selected disclosures present PICO's results on a stand alone basis as of and for the year ended December 31, 2001:

PAULA Insurance Company

Balance Sheet

As of December 31, 2001

Assets:
Investments	$90,360
Cash	5,983
Receivables	50,826
Other assets	5,129

$152,298

Liabilities:
Unpaid loss and loss adjustment expenses	$154,680
Unearned premium	9,520
Accounts payable and accrued expenses	6,332

170,532
Deficit	$(18,234)

$152,298

PAULA Insurance Company

Statement of Operations

For the Year Ended December 31, 2001

Income:
Premiums earned	$41,983
Investment income	6,597
Realized investment gains	1,926
Other	251

50,757
Expenses:
Losses and loss adjustment expenses incurred	77,822
Dividends provided for policyholders	134
Operating	11,150

89,106

Loss before income tax expense	(38,349)
Income tax expense	18,611

Net loss	$(56,960)

        In the fourth quarter of 2001, PAULA Financial began accounting for its investment in PICO using the equity method. As the Company has no further obligation to fund the deficit at PICO, PAULA Financial wrote down its investment in PICO to $—0- as of year end 2001.

        The amortized cost and estimated fair value of investments in fixed maturities classified as available for sale at December 31, 2001 are as follows:

	December 31, 2001
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$5,509	$56	$—	$5,565
Obligations of states and political subdivisions	7,469	51	(43)	7,477
Corporate securities	4,744	37	(47)	4,734
Collateralized mortgage obligations and other assets backed securities	11,021	52	(47)	11,026

Total	$28,743	$196	$(137)	$28,802

        The amortized cost and estimated fair value of fixed maturities classified as available for sale at December 31, 2001 by the earlier of the pre-escrowed date or contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized cost	Estimated fair value
Due in one year or less	$8,126	$8,189
Due after one year through five years	2,681	2,732
Due after five years through ten years	6,915	6,855
Collateralized mortgage obligations and other asset backed securities	11,021	11,026

	$28,743	$28,802

        As of December 31, 2001 PICO held equity investments with a carrying value of $1,041. Gross unrealized investment losses on preferred stock at December 31, 2001 was $123. Gross unrealized investment losses on common stock at December 31, 2001 was $240.

        As of December 31, 2001, PICO had $60,517 in short-term investments.

        Fixed maturities and invested cash with a book value of $89,668 were on deposit with various regulatory authorities as of December 31, 2001 as required.

        For the year ended December 31, 2001, California accounted for 56% of premiums earned.

        Activity in the liability for unpaid losses and loss adjustment expenses for the year ended December 31, 2001 is summarized as follows:

Balance at beginning of year	$152,577
Less reinsurance recoverable on unpaid losses and loss adjustment expenses	20,867

Net balance at beginning of year	$131,710
Incurred related to:
Current period	34,698
Prior periods	43,124

Total incurred	$77,822

Paid related to:
Current period	11,932
Prior periods	83,099

Total paid	$95,031

Net balance at end of year	114,501
Plus reinsurance recoverable on unpaid losses and loss adjustment expenses	40,179

Balance at end of year	$154,680

        The continued reserve development on prior accident years relates primarily to the 1998-2000 accident years. The adverse development relates primarily to the California operations. Similar to the claims development experienced by the California workers' compensation insurance industry in general, PICO has seen ongoing expansion in incurred claims values, primarily related to medical inflation and litigation activity. Also contributing to the adverse loss reserve development on the 1999 and 2000 accident years are the Texas operations.

        The following amounts have been deducted in PICO's financial statements as a result of reinsurance ceded for the year ended December 31, 2001:

Premiums earned	$32,422
Losses and loss expenses incurred	$27,369
Operating expenses	$10,141

        On a statutory basis, PICO reported a net loss of $(38,588) and capital and surplus of $(22,028) as of and for the year ended December 31, 2001.

(3)  Investments

        Investments in fixed maturities are substantially all held in investment grade securities. Fair values were obtained from published securities quotation services or from asset management professionals retained by the Company.

Fixed Maturities

        The amortized cost and estimated fair value of investments in fixed maturities classified as available for sale at December 31, 2000 are as follows:

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

Preferred Stock

        At December 31, 2000 the gross unrealized investment loss on preferred stock is $130.

Common Stock

        At December 31, 2000, the gross unrealized investment loss on common stock is $573.

Net Investment Income

        Net investment income is summarized as follows:

	Years ended December 31,
	2001	2000	1999
Interest on fixed maturity securities	$4,923	$7,902	$9,338
Interest on short-term investments	932	1,962	389
Dividends	99	773	330

	5,954	10,637	10,057
Less investment expenses	(218)	(326)	(360)

	$5,736	$10,311	$9,697

        Until August 2000, an affiliate of a significant holder of the Company's stock also acted as one of the Company's investment advisors. Fees paid for such investment services totaled $212 and $264 in 2000 and 1999 respectively.

Net Realized Investment Gains (Losses)

        Net realized investment gains (losses) are as follows:

	Years ended December 31,
	2001	2000	1999
Fixed maturities:
Gross realized gains	$1,637	$—	$223
Gross realized losses	(210)	(2,001)	(1,738)
Common stock:
Gross realized gains	—	—	—
Gross realized losses	(453)	(318)	—
Impairment loss on unconsolidated affiliate	—	(3,273)	—

	$974	$(5,592)	$(1,515)

        Included in the gross realized loss in 1999 is $1,600 related to the realization of an other than temporary decline in the value of a non-performing investment.

(4)  Unpaid Losses and Loss Adjustment Expenses

        Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Years ended December 31,
	2001	2000	1999
Balance at beginning of period	$152,597	$158,944	$136,316
Less reinsurance recoverable on unpaid losses and loss adjustment expenses	20,867	11,519	25,137
Net balance at beginning of period	$131,730	$147,425	$111,179

Incurred related to:
Current period	26,821	75,209	65,337
Prior periods	1,812	21,146	16,897

Total incurred	$28,633	$96,355	$82,234

Reinsurance settlement (see note 7)	—	—	41,989
Impact of de-consolidation of PICO (see note 2)	(89,213)	—	—
Paid related to:
Current period	8,497	25,986	34,625
Prior periods	62,653	86,064	53,352

Total paid	$71,150	$112,050	$87,977

Net balance at end of period	—	131,730	147,425
Plus reinsurance recoverable on unpaid losses and loss adjustment expenses	—	20,867	11,519

Balance at end of period	$—	$152,597	$158,944

        The consolidated financial statements do not include the operations of PICO in the individual income and expense line items for the fourth quarter of 2001. In that period, PICO recorded a $37 million increase to prior year reserves.

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

(5)  Notes Payable

        At December 31, 2000 the Company had outstanding a note payable in the amount of $1,629. The unsecured note bore interest at 7.5% and matured in 2001.

(6)  Note Payable to Bank

        On March 31, 1997, the Company entered into a $15,000 unsecured line of credit with a commercial bank. On December 31, 1999, the Company elected to convert all of the borrowings into a term loan maturing on December 31, 2000. At the date of conversion, the line of credit had an outstanding balance of $15,000.

        On January 30, 2001, the Company and the lender completed negotiations and signed an Amendment to the Credit Agreement (the "First Amendment"). Under the terms of the First Amendment, the Company was scheduled to make principal payments totaling $6,874 during 2001. The remaining principal balance of $4,376 was due on December 31, 2001.

        On December 31, 2001, the Company and the lender completed negotiations and signed a second Amendment to the Credit Agreement (the "Second Amendment"). Under the terms of the Second Amendment, the Company will make principal payments totaling $1,300 during 2002 with the remaining principal balance of $2,751 due on January 1, 2003. Balances outstanding under the term loan bear interest at the lender's reference rate plus 2.0%. As of March 15, 2002, the interest rate was 6.75%.

        Since December 31, 2001, the Company has been out of compliance with certain of its debt covenants related to PICO matters. However, the Company has been and remains current on the term loan's scheduled principal and interest payments. On March 22, 2002, the Company received a waiver of the breach of covenants from the lender. According to the waiver the lender has waived all now existing and hereafter arising events of default resulting solely from PICO being placed on supervised status by the California DOI and the subsequent winding down of PICO's business.

        Each of the Company's non-insurance subsidiaries has guaranteed all obligations of PAULA Financial under the Credit Agreement. Additionally, under the terms of the First Amendment, the Company has pledged as collateral its stock in PICO.

        Management believes that funds currently available and expense reimbursements and dividends from its non-regulated operating subsidiaries will be sufficient to meet the required principal and interest payments except for a portion of its January 1, 2003 balloon payment. The Company has plans to refinance the remaining portion of the obligation. Management believes that such financing is available and can be obtained under appropriate and reasonable terms.

        Total interest paid by the Company on all notes during the years ended December 31, 2001, 2000 and 1999 was $675, $1,536 and $758, respectively.

(7)  Income Taxes

        The Company and its subsidiaries file a consolidated Federal income tax return. Income tax benefit for the years ended December 31, 2001, 2000 and 1999 is shown as follows:

Years ended December 31,	Federal	State	Total
2001:
Current	$(673)	$58	$(615)
Deferred	(6,234)	—	(6,234)

	$(6,907)	$58	$(6,849)

2000:
Current	$—	$6	$6
Deferred	(3,430)	—	(3,430)

	$(3,430)	$6	$(3,424)

1999:
Current	$992	$22	$1,014
Deferred	(8,497)	—	(8,497)

	$(7,505)	$22	$(7,483)

        The total tax expense (benefit) is different from the applicable Federal income tax rate of 34% for the reasons reflected in the following reconciliation:

	Years ended December 31,
	2001	2000	1999
Expected tax benefit	$(12,968)	$(7,694)	$(7,215)
Tax-exempt investment income	(163)	(457)	(311)
Nondeductible expenses	48	117	116
State income taxes, net of Federal benefit	39	4	14
Change in valuation allowance	6,195	4,610	—
Other, net	—	(4)	(87)

	$(6,849)	$(3,424)	$(7,483)

        Temporary differences which give rise to a significant portion of deferred tax assets and liabilities are as follows:

	December 31
	2001	2000
Deferred tax assets:
Loss reserve discounting	$—	$4,758
Unearned premiums	—	1,443
Net operating loss carry forward	30,106	18,424
Tax on net unrealized loss on securities carried at market value	—	581
Other	1,086	1,655

Gross deferred tax assets	31,192	26,861
Less valuation allowance	(25,106)	(4,610)

Deferred tax assets	$6,086	$22,251

Deferred tax liabilities:
Tax method change transition adjustment	—	(1,845)
Other	—	(1,791)

Gross deferred tax liabilities	$—	$(3,636)

Net deferred tax asset	$6,086	$18,615

        The net operating loss carry forward includes losses generated by PICO in the fourth quarter of 2001 which are available to offset future taxable income of the Company. As of December 31, 2001 and 2000, the Company has established a $25,106 and $4,610, respectively, valuation allowance related to the net operating loss carry forward.

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

        The Company received Federal income tax refunds of $672 and $326 during the years ended December 31, 2001 and 2000, respectively. The Company received Federal income tax refunds of $955 and made Federal income tax payments of $326 during the year ended December 31, 1999. As of December 31, 2001, the Company had state taxes payable of $25.

        At December 31, 2001, the Company had a tax net operating loss carry forward of $88,547 that begins to expire in 2018.

(8)  Reinsurance

        In the ordinary course of business, PICO cedes insurance for the purpose of obtaining greater risk diversification and minimizing the maximum net loss potential arising from large claims. PICO, however, is contingently liable in the event that its reinsurers become unable to meet their contractual obligations.

        A large portion of the reinsurance is effected under reinsurance contracts known as treaties. PICO maintains excess of loss and catastrophic reinsurance arrangements to protect it against losses above its retention on workers' compensation policies. Additionally, PICO has also chosen from time to time to quota-share a portion of its retained claims exposure. In a quota share reinsurance contract, the company and the reinsurer share premiums, losses and loss adjustment expenses on a proportional basis based on each party's interest in the quota-shared risk.

        The maximum retention for each loss occurrence on workers' compensation policies is $250 subject to $2,000 in annual aggregate losses on the $250 excess $250 layer. In July 2000, PICO modified the terms of the deductible from a fixed $2,000 to 2.0% of earned premium.

        Effective July 1, 2000, PICO entered into a variable rate quota share agreement with the Insurance Corporation of Hannover (ICH). For the years ended December 31, 2001 and 2000, PICO ceded 10% of policy year 2001 and 2000 earned premium to ICH. The contract with ICH was terminated effective January 1, 2002.

        Effective January 1, 2001, PICO entered into a quota share agreement with Everest Reinsurance Company (Everest Re). Under the terms of the agreement, PICO will cede a minimum of 30% and has the option to cede up to a maximum of 50% of policy year 2001 earned premium to Everest Re. During the first six months of 2001, PICO ceded 50% of policy year 2001 earned premium to Everest Re. For the last six months of 2001, the quota share was adjusted to 30% of policy year 2001 earned premium. Effective January 1, 2002, the contract with Everest Re was canceled.

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

        The following amounts have been deducted in the accompanying consolidated financial statements as a result of reinsurance ceded:

	Years ended December 31,
	2001	2000	1999
Premiums earned	$22,225	$6,526	$35,874
Losses and loss expenses incurred	$14,847	$11,408	$40,533
Operating expenses	$6,286	$1,192	$6,889

        In July 1998, PICO entered into an assumption agreement with the New Mexico Retail Association Self-Insured Group ("the SIG"). The agreement provides for the complete assumption by PICO of the SIG reserves outstanding as of July 1, 1998 as well as a 100% quota-share participation on policies in-force as of that date. The prospective piece of the treaty was accounted for as reinsurance. Premiums assumed under the prospective piece of this agreement were $—0-, $37 and $326 while loss incurred were $91, $237 and $13 for the years ended December 31, 2001, 2000 and 1999, respectively. The portion of the contract related to the loss portfolio transfer does not meet risk transfer requirements and has therefore been accounted for using the deposit method of accounting. At December 31, 2000, the related liability of $1,021 was included in accounts payable and accrued expenses in the accompanying consolidated financial statements.

(9)  Stockholders' Equity

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

(10) Employee Benefit Plans

        The Company maintains a 401(k) plan covering substantially all employees. Employees may contribute up to 17% of their compensation. The Company makes a matching contribution of 50% of the employee contribution, limited to 6% of compensation. Total employer costs under the plan were $257, $288 and $293 for the years ended December 31, 2001, 2000 and 1999, respectively.

        Employees of the Company receive an annual year-end bonus. Amounts expensed under bonus programs were $569, $280 and $432 for the years ended December 31, 2001, 2000 and 1999, respectively.

        In 1998, the Company implemented a key employee/consultant loan program which provides funds exclusively for the borrowers' purchase of Company stock. The Company has authorized loans of up to $1,000. The loans are full recourse, bear interest at the rate of 8.5% per annum, payable quarterly, have a three year maturity and are secured by the stock purchased. The loan program was reviewed and approved by the Compensation Committee of the Board of Directors. As of December 31, 2001 and 2000, the Company had extended loans in the principal amount of $570. Beginning in the second quarter of 2001 and extending through the end of 2002, the Company has granted an interest holiday to loan program participants. The carrying value of the related notes has been adjusted to reflect the discounted value of the loans. Loan balances under this program are reflected in the equity section of the accompanying consolidated financial statements.

        In 1994, the Company adopted a stock incentive plan, reserving 550,000 shares of common stock, which provides for granting of stock options and restricted stock bonuses to officers and directors and key employees of the Company. Options and restricted stock are granted at the discretion of the Executive Compensation Committee of the Board of Directors. Prior to the initial public offering, options were granted at fair value as determined by the Executive Compensation Committee of the Board of Directors. At December 31, 2001, 3,100 shares of common stock were available for issuance under the 1994 plan.

        In 1997, the Company adopted its 1997 Stock Incentive Plan, reserving 200,000 shares of common stock. In 2001, shares authorized under the 1997 plan were increased to 900,000 shares. At December 31, 2001, 577,536 shares of common stock were available for issuance under the 1997 plan.

        In addition, the Company has issued options to purchase shares of common stock to officers and directors of the Company outside the Plan. The options were granted at fair value as determined by the Executive Compensation Committee of the Board of Directors.

        Stock options vest either immediately or over periods not to exceed five years and carry an exercise price equal to or in excess of the fair market value of the common stock on the date of grant. The stock options are generally exercisable for a ten-year term.

        Changes in the status of options granted under the 1994 plan are summarized as follows:

2001
	Shares	Exercise price	Weighted average exercise price
Beginning of year	391,875	$7.88-23.13	$9.44
Granted	—	—	—
Canceled	(391,875)	$7.88-23.13	$9.44
Exercised or redeemed	—	—	—

End of year	—	—	—

Exercisable	—	—	—

	2000
	Shares	Exercise price	Weighted average exercise price
Beginning of year	395,875	$7.88-23.13	$9.48
Granted	—	—	—
Canceled	(4,000)	$13.50	$13.50
Exercised or redeemed	—	—	—

End of year	391,875	$7.88-23.13	$9.44

Exercisable	388,475	$7.88-23.13	$9.32

	1999
	Shares	Exercise price	Weighted average exercise price
Beginning of year	419,500	$7.88-23.13	$9.48
Granted	—	—	—
Canceled	(23,625)	$9.50	$9.50
Exercised or redeemed	—	—	—

End of year	395,875	$7.88-23.13	$9.48

Exercisable	385,075	$7.88-23.13	$9.20

        Changes in the status of options granted under the 1997 plan are summarized as follows:

	2001
	Shares	Exercise price	Weighted average exercise price
Beginning of year	90,250	$2.62-9.00	$8.50
Granted	120,000	$1.80-2.10	$2.05
Canceled	(90,250)	$2.62-9.00	$8.50
Exercised or redeemed	—	—	—

End of year	120,000	$1.80-2.10	$2.05

Exercisable	35,000	$1.80-2.10	$2.01

	2000
	Shares	Exercise price	Weighted average exercise price
Beginning of year	85,250	$9.00	$9.00
Granted	5,000	$2.62	$2.62
Canceled	—	—	—
Exercised or redeemed	—	—	—

End of year	90,250	$2.62-$9.00	$8.50

Exercisable	48,000	$2.62-$9.00	$8.77

	1999
	Shares	Exercise price	Weighted average exercise price
Beginning of year	—	—	—
Granted	110,000	$9.00	$9.00
Canceled	(24,750)	$9.00	$9.00
Exercised or redeemed	—	—	—

End of year	85,250	$9.00	$9.00

Exercisable	27,500	$9.00	$9.00

        Changes in the status of options granted outside the plans are summarized as follows:

2001
	Shares	Exercise price	Weighted average exercise price
Beginning of year	357,500	$8.50-9.50	$9.33
Granted	—	—	—
Canceled	(357,500)	$8.50-9.50	$9.33
Exercised or redeemed	—	—	—

End of year	—	—	—

Exercisable	—	—	—

	2000
	Shares	Exercise price	Weighted average exercise price
Beginning of year	357,500	$8.50-9.50	$9.33
Granted	—	—	—
Canceled	—	—	—
Exercised or redeemed	—	—	—

End of year	357,500	$8.50-9.50	$9.33

Exercisable	357,500	$8.50-9.50	$9.33

	1999
	Shares	Exercise price	Weighted average exercise price
Beginning of year	368,000	$8.50-9.50	$
Granted	—	—		—
Canceled	(10,500)	$9.50		$9.50
Exercised or redeemed	—	—		—

End of year	357,500	$8.50-9.50		$9.33

Exercisable	357,500	$8.50-9.50		$9.33

        In 2001 the Company offered current employees, directors and consultants the opportunity to exchange outstanding options for shares of restricted stock. In conjunction with the program, options to purchase 629,000 shares of stock, which were originally granted both inside and outside the plans, were canceled and exchanged for 629,000 shares of restricted stock. The restricted stock generally vests over a two year period with one-third of the grant vesting immediately. The unvested portion of the restricted stock grant is included in unearned compensation in the accompanying consolidated financial statements.

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

	Years ended December 31,
	2001	2000	1999
Net loss:
As reported	$(31,292)	$(19,205)	$(13,739)
Pro forma	(31,317)	$(19,324)	$(14,138)
Loss per share:
As reported	$(5.53)	$(3.51)	$(2.35)
Pro forma	$(5.54)	$(3.53)	$(2.42)
Loss per share—assuming dilution:
As reported	$(5.53)	$(3.51)	$(2.35)
Pro forma	$(5.54)	$(3.53)	$(2.42)

        The fair value for options granted in 2001, 2000, 1999 and 1998 was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk free interest rate of 3.0% in 2001, 6.0% in 2000 and 1999 and 5.3% in 1998, average option exercise period of seven years, and a volatility factor of 50%. The fair value for options granted prior to 1998 was estimated at the date of grant using the minimum value method. The risk free interest rate used for options granted during 1995 and 1996 was 6.4%. An average option exercise period of seven years was used. Pro forma net loss does not reflect options granted prior to 1995. During the initial phase-in period of SFAS 123, the full impact of calculating compensation cost for stock options is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting periods and compensation cost for options granted prior to January 1, 1995 is not considered.

(11) Statutory Accounting Practices

        The insurance subsidiaries are required to file statutory financial statements with state insurance regulatory authorities. Accounting practices used to prepare these statutory financial statements differ from generally accepted accounting principles ("GAAP"). Such differences include the following: (1) reserves for losses and loss adjustment expenses must meet certain minimum requirements, (2) reserves for policyholder dividends are recorded as a restriction on surplus until declared, (3) Federal income taxes are recorded when payable, (4) fixed maturities are carried at admitted values, (5) certain assets are non-admitted and (6) acquisition expenses are expensed when incurred. Amounts reported to regulatory authorities as compared to amounts included in the accompanying consolidated financial statements on a GAAP basis for the years ended December 31, 2000 and 1999 follow:

	As included in the accompanying consolidated financial statements	As reported to regulatory authorities
Years ended December 31,
2000:
Net loss	$(10,571)	$(15,505)

Stockholders' equity	$43,239	$20,228

1999:
Net loss	$(12,197)	$(19,153)

Stockholders' equity	$50,445	$34,130

        Statutory accounting practices for the insurance subsidiaries are prescribed or permitted by California DOI. Prescribed accounting practices include a variety of publications of the National

Association of Insurance Commissioners ("NAIC") as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices that are not prescribed; such practices differ from state to state, may differ from company to company within a state and may change in the future.

(12) Commitments and Contingencies

        The Company leases buildings for its home office and certain other premises under long-term operating leases that expire in various years to 2005. Certain of these leases contain renewal provisions. Rent expense was $1,577, $2,087 and $1,950 for the years ended December 31, 2001, 2000 and 1999, respectively.

        Approximate aggregate minimum rental commitments under operating leases at December 31, 2001 are as follows:

2002	$381
2003	168
2004	141
2005	124
2006	74

        In the ordinary course of business, the Company's subsidiaries are defendants in various lawsuits. Management believes that the ultimate disposition of the litigation will not result in a material impact to the financial position or operating results of the Company.

(13) Acquisitions

        In April 1999, the Company agreed to purchase the insurance agency assets of the Sacramento and Stockton, California offices of CAPAX Management & Insurance Services ("CAPAX") for $3,100. The Company funded the transaction with $1,470 in cash plus $1,156 in CAPAX securities held by the Company. The balance of $474 was due May 1, 2001 and was subject to a downward earnout adjustment. The acquisition was accounted for as an asset purchase.

(14) Related Party Transactions

        A cost reimbursement allocation agreement among affiliates has been in effect since March 1, 1992 for administration, human resources, data processing services and facility utilization. Additionally, in 2001 the Company's TPA began providing operational services to PICO. Services performed by the TPA include claims adjudication, underwriting, policyholder services, business development and loss control. Under the terms of the agreement, in the fourth quarter of 2001 PICO made payments to affiliates totaling $1,899. In addition, PICO received reimbursements from affiliates of $73.

        Additionally, the Company's agencies place business with PICO. Commissions received by affiliate agencies in the fourth quarter of 2001 totaled $761.

        Since 1999, the Company's agency operations have outsourced certain backroom functions to a service center operation. Additionally, the agency which operates the service center placed business with PICO. In 2001, a partial owner of this agency was elected to the Company's board of directors. Fees paid by the Company's agency to the service center were $1,123, $1,042 and $891 for the years ended December 31, 2001, 2000 and 1999, respectively. Commissions paid by PICO to this agency were $603, $814 and $752 for the years ended December 31, 2001, 2000 and 1999, respectively. Additionally, the Company has a $703 minority investment in the agency.

        In 2001, the shareholders elected to the Company's board of directors a director who also has a significant ownership interest in an agency that placed business with PICO. Commissions paid by PICO to this agency were $98, $89 and $193 for the years ended December 31, 2001, 2000 and 1999, respectively.

(15) Segment Information

        The following table provides information as to the Company's operating segments:

	Agency Operations	Underwriting Operations	Other	Intercompany Eliminations	Consolidated
2001
Revenue	$12,380	$39,585	$5,999	$(6,144)	$51,820
Expenses	10,774	38,221	7,145	(6,144)	49,996
Equity in net loss of PICO	—	(39,965)	—	—	(39,965)
Net income (loss)	904	(38,927)	6,731	—	(31,292)
Earnings per share	$0.16	$(6.88)	$1.19	—	$(5.53)
Assets	$7,657	$—	$10,981	$(5,457)	$13,181
Equity	5,330	—	6,509	(5,457)	6,382
2000
Revenue	$11,544	$108,254	$(3,875)	$(6,013)	$109,910
Expenses	10,366	123,682	3,127	(6,013)	131,162
Equity in net loss of unconsolidated affiliate	—	—	(1,377)	—	(1,377)
Net income (loss)	677	(10,571)	(9,311)	—	(19,205)
Earnings per share	$0.12	$(1.93)	$(1.70)	—	$(3.51)
Assets	$8,847	$216,163	$47,679	$(48,015)	$224,674
Equity	4,141	43,239	36,200	(47,819)	35,761
1999
Revenue	$9,572	$91,221	$201	$(6,259)	$94,735
Expenses	8,797	110,257	2,656	(6,259)	115,451
Equity in net loss of unconsolidated affiliate	—	—	(506)	—	(506)
Net income (loss)	440	(12,197)	(1,982)	—	(13,739)
Earnings per share	$0.08	$(2.09)	$(0.34)	—	$(2.35)
Assets	$9,656	$238,012	$66,983	$(55,403)	$259,248
Equity	4,414	50,445	51,626	(54,862)	51,623

        The "Other" column primarily includes information related to third party administration and parent company operations.

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

III-1

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

III-2

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
10.25	Managing Agreement dated January 1, 1993 and last amended April 28, 1995 between PACO and PPBA, as Manager.*
10.26	Federal Income Tax Allocation Agreement dated April 10, 1997 between Registrant and its subsidiaries.*
10.27	Agency Agreement dated March 1, 1992 and last amended April 1, 1997 between PAU and PICO.*
10.28	Agency Agreement dated March 1, 1992 and last amended April 1, 1997 between PAUIAB and PICO.*

III-3

10.29	Agency Agreement dated December 8, 1994 and last amended April 1, 1997 among Agri-Comp Insurance Agency, Inc. and PICO.*
10.30	Purchase Option dated March 11, 1997 between Registrant and CAPAX.*
10.31	Plan of Reorganization and Agreement of Merger dated September 22, 1997 between PAULA Financial (Delaware) and PAULA Financial (California).**
10.32	PAULA Insurance Company Workers Compensation Quota Share Reinsurance Agreement 1998 Placement Slip effective October 1, 1998 between PICO and Reliance Insurance Company###
10.33	PAULA Insurance Company Workers Compensation First and Second Excess of Loss Reinsurance Agreement 1998 Placement Slip effective October 1, 1998 between PICO and Reliance Insurance Company.###
10.34	Change of Control Agreement dated as of November 1, 1998 between the Registrant and Mr. Jeffrey A. Snider.###
10.35	Asset Purchase Agreement among PAULA Financial, Pan American Underwriters, Inc. and CAPAX Management & Insurance Services and its subsidiaries dated April 30, 1999.#
10.36	PAULA Insurance Company Workers' Compensation Quota Share Reinsurance Agreement Placement Slip effective July 1, 1999 between PICO and Montlake Casualty Company Ltd.##
10.37	PAULA Insurance Company Workers' Compensation Quota Share Reinsurance Rescission Agreement between PICO and Montlake Casualty Company Ltd.++
10.38	Workers' Compensation and Employer's Liability Quota Share Reinsurance Contract Effective July 1, 2000 issued to PAULA Insurance Company by Insurance Corporation of Hannover+
10.39	Amendment No. 3 to Agency Agreement dated March 1, 1992 between PAU and PICO+++
10.40	Amendment No. 3 to Agency Agreement dated March 1, 1992 between PAUIAB and PICO+++
10.41	Amendment No. 4 to Agency Agreement dated December 8, 1994 between Agri-Comp Insurance Agency, Inc. and PICO+++
10.42	Asset Management Agreement dated August 1, 2000 between PICO and General Re—New England Asset Management, Inc.+++
10.43
Ninth Amendment to the Registrant's Lease for its Pasadena, California office dated January 1, 1989, as amended and as assigned to date, between LACERA Gateway Property, Inc., as lessor and PICO, as lessee.+++
10.44	Storage Space Lease dated October 1, 2000 related to Registrant's Lease for its Pasadena, California facility between LACERA Gateway Property, Inc., as lessor and PICO, as lessee.+++
10.45
First Amendment to Credit Agreement dated March 31, 1997 and Waiver between Sanwa Bank California and Registrant, including Form of Stock Pledge Agreement and Form of Reaffirmation of Guaranties and Guarantor Subordination Agreements.+++
10.46
Endorsement 10, dated January 26, 1999, and Endorsement 11, dated October 16, 2000, to Agreement of Reinsurance No. 7448 dated February 16, 1990, as amended and endorsed to date, between General Reinsurance Corporation and PICO.+++

III-4

10.47
Endorsement 12, dated May 14, 2001, and Endorsement 13, dated June 13, 2001, to Agreement of Reinsurance No. 7448 dated February 16, 1990, as amended and endorsed to date, between General Reinsurance Corporation and PICO.
10.48	Second Amendment to Credit Agreement dated December 31, 2001 between United California Bank and Registrant including Reaffirmation of Guaranties and Guarantor Subordination Agreements.
10.49	Letter of Regulatory Oversight of PICO, dated March 12, 2002, between the California Department of Insurance and PICO.
10.50	PAULA Insurance Company Workers' Compensation Quota Share Agreement and Addendum effective January 1, 2001 and July 1, 2001, respectively, issued by Everest Reinsurance Company.
11	Statement re computation of per share earnings.
21	List of subsidiaries of PAULA Financial.*
23	Consent of KPMG LLP.

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

+++
Incorporated by reference from the exhibit of the same number filed as an exhibit to the Company's Annual Report on Form 10-K for the year ending December 31, 2000.

(b)  Reports on Form 8-K.

        The Company filed no reports on Form 8-K during the fourth quarter of 2001.

III-5

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAULA Financial

By:	/s/ JAMES A. NICHOLSON Senior Vice President, CFO March 29, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY A. SNIDER Jeffrey A. Snider	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 29, 2002
/s/ JAMES A. NICHOLSON James A. Nicholson	Senior Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 29, 2002
/s/ ROBERT M. ANDERSON Robert M. Anderson	Director	March 29, 2002
/s/ JOEL W. GEDDES, JR. Joel W. Geddes, Jr.	Director	March 29, 2002
/s/ KARL T. HANSEN Karl T. Hansen	Director and Executive Vice President of Agency Operations	March 29, 2002
/s/ JERRY M. MILLER Jerry M. Miller	Director	March 29, 2002
/s/ JAMES G. PARKER III James G. Parker III	Director	March 29, 2002
/s/ RONALD W. WAISNER Ronald W. Waisner	Director	March 29, 2002

IV-6

INDEPENDENT AUDITORS' REPORT

The Board of Directors
PAULA Financial:

        Under date of March 22, 2002 we reported on the consolidated balance sheets of PAULA Financial and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001 which are included in the Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules in the Annual Report on Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

        In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Los Angeles, California
March 22, 2002

Schedule II.1

PAULA FINANCIAL AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PAULA FINANCIAL

Balance Sheets
(Dollars in thousands, except per share data)

	December 31,
	2001	2000
Assets
Cash and invested cash	$260	$145
Investment in subsidiaries	5,205	47,545
Deferred income taxes	6,933	205
Related party investment, at cost	703	703
Other assets	245	316

	$13,346	$48,914

Liabilities:
Notes payable	$4,051	$11,250
Accounts payable and other liabilities	2,665	1,347

	6,716	12,597
Stockholders' equity:
Preferred stock, $0.01 par value; Authorized 4,058,823 shares: none issued and outstanding	$—	$—
Common stock, $0.01 par value; Authorized 15,000,000 shares: issued, 6,966,079 shares in 2001 and, 6,337,079 shares in 2000	70	63
Additional paid-in capital	68,245	67,371
Accumulated deficit	(54,985)	(23,693)
Unearned compensation	(583)	—
Employee loans for stock purchase	(240)	(285)
Accumulated other comprehensive loss:
Net unrealized loss on investments	—	(1,262)

	12,507	42,194
Treasury stock (873,500 shares in 2001 and 2000)	(5,877)	(5,877)

Net stockholders' equity	6,630	36,317

	$13,346	$48,914

See notes to condensed financial information

Schedule II.2

PAULA FINANCIAL AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PAULA FINANCIAL

Statements of Operations
(Dollars in thousands except per share data)

	Years ended December 31,
	2001	2000	1999
Income:
Net investment income	$63	($5,195)	($1,247)
Service fees	1,331	1,313	1,244
Other	—	1	2

	1,394	(3,881)	(1)
Expenses:
Interest expense	664	1,265	592
Service fees	—	128	551
Operating	1,970	2,007	1,374

	2,634	3,400	2,517
Equity in net loss of PICO	(39,965)	—	—
Equity in net loss of unconsolidated affiliates	—	(1,377)	(506)
Loss from operations before income tax expense (benefit) and equity in net income (loss) of subsidiaries	(41,205)	(8,658)	(3,024)
Income tax expense (benefit)	(7,910)	820	(1,005)

Loss from operations before equity in net income (loss) of subsidiaries	(33,295)	(9,478)	(2,019)
Equity in net income (loss) of subsidiaries	2,003	(9,727)	(11,720)

Net loss	($31,292)	($19,205)	($13,739)

Loss per share	($5.53)	($3.51)	($2.35)
Weighted average shares outstanding	5,656,278	5,475,170	5,847,836
Loss per share—assuming dilution	($5.53)	($3.51)	($2.35)
Weighted average shares outstanding—assuming dilution	5,656,278	5,475,170	5,847,836

See notes to condensed financial information

Schedule II.3

PAULA FINANCIAL AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PAULA FINANCIAL

Statements of Cash Flows
(In thousands)

	Years ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net loss	($31,292)	($19,205)	($13,739)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	—	173	174
(Income) loss from subsidiaries	(2,003)	9,727	11,720
Dividends received from subsidiaries	5,452	950	—
Equity in net loss of PICO	39,965	—	—
Equity in net loss of unconsolidated affiliate	—	1,377	506
Realized (gain) loss on investments	(57)	5,222	1,313
(Increase) decrease in deferred tax assets	(6,728)	1,525	(103)
Other, net	107	(510)	(14)

Net cash provided by (used in) operating activities	$5,444	($741)	($143)

Cash flows from investing activities:
Purchase of fixed maturities	—	—	(556)
Investment in unconsolidated affiliate	—	—	(5,500)

Net cash used in investing activities	$—	$—	($6,056)

Cash flows from financing activities:
Borrowings under line of credit agreement, net	—	—	12,400
Payments on notes payable	(7,199)	(3,750)	(67)
Increase (decrease) in intercompany payables	989	3,119	(2,631)
Dividends paid	—	—	(931)
Issuance of common stock	881	—	—
Repurchase of common stock	—	(824)	(1,840)
Retirement of common stock	—	(15)	—

Net cash provided (used in) financing activities	($5,329)	($1,470)	$6,931

Net increase (decrease) in cash and invested cash	115	(2,211)	732
Cash and invested cash at beginning of period	145	2,356	1,624

Cash and invested cash at end of period	$260	$145	$2,356

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$1	$1	$1

Cash paid during the period for interest	$664	$1,265	$592

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

2.    Notes Payable

        The following is a summary of the notes payable balances at period end:

	December 31,
	2001	2000
Note payable to bank	$4,051	$11,250

        Maturities of notes payable for the next five years are as follows:

Fiscal Year	December 31, 2000
2002	$1,300
2003	$2,751

3.    Dividends from Subsidiaries

        During 2001, PAULA Financial received dividends totaling $5,452 from PAULA Assurance Company. During 2000, PAULA Financial received dividends totaling $950 from its subsidiaries.

4.    Contingencies

        The Company is subject to various litigation which arises in the ordinary course of business. Based upon discussions with counsel, management is of the opinion that such litigation will not have a material adverse effect on the consolidated financial position of the Company or its consolidated results of operations.

5.    Investment in Subsidiaries

        The Company's largest subsidiary, PAULA Insurance Company ("PICO") is under the regulatory control of the California Department of Insurance. The Company has no obligation to fund PICO's on-going operations.

Schedule III

PAULA FINANCIAL AND SUBSIDIARIES

SUPPLEMENTAL INSURANCE INFORMATION
(In thousands)

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E	COLUMN F	COLUMN G	COLUMN H	COLUMN I	COLUMN J	COLUMN K
	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premium	Other Policy Claims and Benefits Payable	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written
2001
Workers Compensation	$—	$—	$—	$—	$33,000	$5,578	$28,633	$7,160	$9,588	$53,148
Group A&H	—	—	—	—	—	—	—	—	—	—
Group Life	—	—	—	—	—	—	—	—	—	—

Total	$—	$—	$—	$—	$33,000	$5,578	$26,633	$7,160	$9,588	$53,148

2000
Workers Compensation	$1,841	$152,577	$13,914	$—	$97,480	$9,780	$96,125	$9,588	$26,564	$96,707
Group A&H	—	20	—	—	388	176	109	—	277	388
Group Life	—	—	—	—	293	150	121	—	189	293

Total	$1,841	$152,597	$13,914	$—	$98,161	$10,106	$96,355	$9,588	$27,030	$97,388

1999
Workers Compensation	$1,513	$158,737	$21,213	$—	$80,126	$9,183	$82,075	$12,595	$27,162	$116,978
Group A&H	—	87	—	—	505	171	69	—	306	505
Group Life	—	120	—	—	325	141	90	—	173	325

Total	$1,513	$158,944	$21,213	$—	$80,956	$9,495	$82,234	$12,595	$27,641	$117,808

Schedule IV

PAULA FINANCIAL AND SUBSIDIARIES

REINSURANCE
(Dollars in thousands)

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E	COLUMN F
Description	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Assumed to Net Percentage of Amount
Year ended December 31, 2001
Premiums:
Workers' compensation insurance	$54,621	$22,225	$604	$33,000	1.8%
Group A&H	—	—	—	—	0.0%
Group Life	—	—	—	—	0.0%

Total Premiums	$54,621	$22,225	$604	$33,000	1.8%

Year ended December 31, 2000
Premiums:
Workers' compensation insurance	$102,358	$6,526	$1,648	$97,480	1.7%
Group A&H	388	—	—	388	0.0%
Group Life	293	—	—	293	0.0%

Total Premiums	$103,039	$6,526	$1,648	$98,161	1.7%

Year ended December 31, 1999
Premiums:
Workers' compensation insurance	$114,063	$35,874	$1,937	$80,126	2.4%
Group A&H	505	—	—	505	0.0%
Group Life	325	—	—	325	0.0%

Total Premiums	$114,893	$35,874	$1,937	$80,956	2.4%

Schedule V

PAULA FINANCIAL AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E
		Additions
	Balance at Beginning of Period	Charged to Costs and Expense	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended December 31, 2001
Allowance for uncollectible accounts	$1,491	($802)	($547)	$—	$142

Year ended December 31, 2000
Allowance for uncollectible accounts	$758	$733	$—	$—	$1,491

Year ended December 31, 1999
Allowance for uncollectible accounts	$901	($143)	$—	$—	$758

Schedule VI

PAULA FINANCIAL AND SUBSIDIARIES

SUPPLEMENTAL PROPERTY AND CASUALTY INSURANCE INFORMATION
(In thousands)

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E	COLUMN F	COLUMN G	COLUMN H		COLUMN I	COLUMN J	COLUMN K
			Discount if any, Deducted in Reserves for Unpaid Claims and Claim Adjustment Expenses				Claims and Claim Adjustment Expenses incurred related to:
		Reserves for Unpaid Claims and Claims Adjustment Expense
										Paid Claims & Claim Adjustment Expenses
	Deferred Policy Acquisition Costs			Unearned Premium	Earned Premium	Net Investment Income	Current Year	Prior Year	Amortization of Deferred Policy Acquisition Costs		Premiums Written
2001
Workers Compensation	$—	$—	$—	$—	$33,000	$5,578	$26,821	$1,812	$7,160	$71,150	$53,148
2000
Workers Compensation	$1,841	$152,577	$—	$13,.914	$97,480	$9,780	$74,908	$21,217	$9,588	$111,633	$96,761
1999
Workers Compensation	$1,513	$158,737	$—	$21,213	$80,126	$9,183	$64,896	$17,179	$12,595	$87,648	$116,978

QuickLinks

PART I
  Item 1. BUSINESS
Fixed Maturity Portfolio by Standard & Poor's ("S&P") Rating
Fixed Maturity Portfolio by Years to Maturity
Investment Portfolio Results
Net Investment Income by Investment Type
  Item 2. PROPERTIES.
  Item 3. LEGAL PROCEEDINGS
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
PART II
  Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
  Item 6. SELECTED FINANCIAL DATA.
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.
  Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
INDEPENDENT AUDITORS' REPORT
PAULA FINANCIAL AND SUBSIDIARIES Consolidated Balance Sheets (Dollars in thousands) Assets
PAULA FINANCIAL AND SUBSIDIARIES Consolidated Statements of Operations (Dollars in thousands, except per share data)
PAULA FINANCIAL AND SUBSIDIARIES Consolidated Statements of Comprehensive Loss (Dollars in thousands)
PAULA FINANCIAL AND SUBSIDIARIES Consolidated Statements of Stockholders' Equity (Dollars in thousands)
PAULA FINANCIAL AND SUBSIDIARIES Consolidated Statements of Cash Flows (Dollars in thousands)
PAULA FINANCIAL AND SUBSIDIARIES Notes to Consolidated Financial Statements (Dollars in thousands, except per share data)
PAULA Insurance Company Balance Sheet As of December 31, 2001
PAULA Insurance Company Statement of Operations For the Year Ended December 31, 2001
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
PART III
  Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
  Item 11. EXECUTIVE COMPENSATION.
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
PART IV
  Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
SIGNATURES
INDEPENDENT AUDITORS' REPORT
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
  Schedule II.4
PAULA FINANCIAL AND SUBSIDIARIES CONDENSED FINANCIAL INFORMATION OF REGISTRANT PAULA FINANCIAL Notes to Condensed Financial Information December 31, 2000 and 1999 (In thousands)
  Schedule III
PAULA FINANCIAL AND SUBSIDIARIES SUPPLEMENTAL INSURANCE INFORMATION (In thousands)
  Schedule IV
PAULA FINANCIAL AND SUBSIDIARIES REINSURANCE (Dollars in thousands)
  Schedule V
PAULA FINANCIAL AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS AND RESERVES (In thousands)
  Schedule VI
PAULA FINANCIAL AND SUBSIDIARIES SUPPLEMENTAL PROPERTY AND CASUALTY INSURANCE INFORMATION (In thousands)