Form 10-Q
period 2002-03-31
PAULA FINANCIAL
filed 2002-05-10
CIK 929031

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Number of shares of Common Stock, $.01 par value, outstanding as of close of business on April 30, 2002: 6,092,679 shares.

PAULA FINANCIAL
INDEX TO FORM 10-Q

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements
	Condensed consolidated balance sheets as of March 31, 2002 (unaudited) and December 31, 2001	2
	Condensed consolidated statements of income for the three months ended March 31, 2002 and 2001 (unaudited)	3
	Condensed consolidated statements of comprehensive income for the three months ended March 31, 2002 and 2001 (unaudited)	4
	Condensed consolidated statements of cash flows for the three months ended March 31, 2002 and 2001 (unaudited)	5
	Notes to condensed consolidated financial statements for the three months ended March 31, 2002 (unaudited)	6
Item 2.	Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations	7
Item 3.	Quantitative and Qualitative Disclosures About Market Risks	9
PART II. OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	10
SIGNATURE		11

PART I      FINANCIAL INFORMATION

Item 1.    Financial Statements

PAULA FINANCIAL AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	March 31, 2002	December 31, 2001
	(Unaudited)	(*)
Assets
Current Assets:
Cash (restricted: 2002, $1,525; 2001, $1,438)	$2,604	$1,997
Accounts receivable, net of allowance for uncollectible accounts (2002, $145; 2001, $142)	900	596
Commissions receivable	724	1,027
Deferred income taxes	673	739
Other assets	262	182

	5,163	4,541
Investment in related party	703	703
Excess of cost over net assets acquired and other intangibles, net	2,095	2,192
Deferred income taxes	5,295	5,347
Other assets	153	398

	$13,409	$13,181

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$3,022	$2,748
Notes payable	3,726	4,051

	$6,748	$6,799

Stockholders' Equity:
Preferred stock, $0.01 par value. Authorized 4,058,823 shares, none issued and outstanding	$—	$—
Common stock, $0.01 par value (Authorized 15,000,000 shares, issued: 2002, 6,966,179; 2001, 6,966,079)	70	70
Additional paid-in-capital	68,245	68,245
Accumulated deficit	(54,773)	(54,985)
Unearned compensation	(581)	(583)
Employee loans for stock purchase	(423)	(488)

	12,538	12,259
Treasury stock, at cost (2002 and 2001, 873,500 shares)	(5,877)	(5,877)

	6,661	6,382

	$13,409	$13,181

*
Derived from audited financial statements.

See notes to condensed consolidated financial statements.

PAULA FINANCIAL AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2002	2001
	(Unaudited)
Income:
Net premiums earned	$—	$11,351
Commissions	2,875	1,831
Net investment income	4	2,238
Net realized investment gains	—	9
Service fees	2,441	25
Other	511	273

	5,831	15,727

Expenses:
Losses and loss adjustment expenses incurred	—	9,572
Dividends provided for policyholders	—	55
Operating	5,467	5,972

	5,467	15,599

Income before income taxes	364	128
Income tax expense	152	8

Net income	$212	$120

Earnings per share	$0.03	$0.02
Weighed average shares outstanding	6,092,585	5,341,979
Earnings per share—assuming dilution	$0.03	$0.02
Weighted average shares outstanding—assuming dilution	6,092,585	5,341,979

See notes to condensed consolidated financial statements.

PAULA FINANCIAL AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended March 31,
	2002	2001
	(Unaudited)
Net income	$212	$120
Other comprehensive income, net of tax
Unrealized gains on investments:
Unrealized holding gains arising during period (tax impact: 2001, $601)	—	1,166
Reclassifications adjustment for gains included in net income (tax impact: 2001, $31)	—	60

	—	1,226

Comprehensive income	$212	$1,346

See notes to condensed consolidated financial statements.

PAULA FINANCIAL AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2001	2001
	(Unaudited)
Cash flow from operating activities:
Net income	$212	$120
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	122	430
Amortization of fixed maturity premium, net	—	117
Loss on sale of property and equipment	3	5
Gain on sales and calls of investments	—	(9)
Increase in receivables	(54)	(2,598)
Decrease in deferred income taxes	118	673
Decrease in unpaid losses and loss adjustment expenses	—	(14,205)
Increase in accrued policyholder dividends	—	55
Increase in accounts payable and accrued expenses	274	2,898
Increase in unearned premiums	—	4,496
Other, net	231	(483)

Net cash provided by (used in) operating activities	906	(8,501)

Cash flows from investing activities:
Proceeds from sale of available for sale fixed maturities	—	22,377
Proceeds from maturities and calls of available for sale fixed maturities	—	5,071
Proceeds from sale of common stock	—	158
Proceeds from sale of property and equipment	—	29
Purchase of available for sale fixed maturities	—	(3,269)
Purchase of property and equipment	(39)	(104)

Net cash provided by (used in) investing activities	(39)	24,262

Cash flows from financing activities:
Payments on note payable to bank	(325)	(4,500)
Proceeds from payments on employee loans for stock purchase	65	—

Net cash used in financing activities	(260)	(4,500)

Net increase in cash and invested cash	607	11,261
Cash and invested cash at beginning of period	1,997	17,494

Cash and invested cash at end of period	$2,604	$28,755

See notes to condensed consolidated financial statements.

PAULA FINANCIAL AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2002 (Unaudited)

Note A—Basis of Presentation

        PAULA Financial and subsidiaries (the "Company") is a California-based specialty distributor of commercial insurance products. The Company's agency operations, Pan American Underwriters, Inc., Pan American Underwriters Insurance Agents and Brokers and Agri-Comp Insurance Agency (collectively "Pan Am") place a full array of commercial insurance products for their customers. In addition, the Company owns Pan Pacific Benefit Administrators ("PPBA"), a third party administration ("TPA") operation which derives substantially all its service fee revenue from PAULA Insurance Company ("PICO"). Historically, the Company also underwrote workers' compensation insurance products through its underwriting subsidiary, PICO. In the first quarter of 2002, the Company and the California Department of Insurance ("California DOI") entered into an agreement of regulatory oversight which provided that all of the ongoing operations of PICO were subject to California DOI control. The agreement remained in effect until PICO either received written notice that it was released from the agreement or the agreement was superseded by an Administrative or Superior Court Order.

        As the next step in the process, on April 26, 2002 the California DOI obtained a court order appointing the Insurance Commissioner of the State of California (the "Commissioner") the conservator of PICO. In accordance with the order the Commissioner has taken possession of the property, business, books, records, accounts and offices occupied by PICO. Additionally, the Commissioner is now responsible for conducting the business operations of PICO.

        In the fourth quarter of 2001, the Company began accounting for its investment in PICO using the equity method. Consequently, PICO's balance sheet and income statement amounts are excluded from the consolidated financial statements as of and for the quarter ended March 31, 2002 and the consolidated balance sheet as of December 31, 2001. However, the results of PICO's operations are included in the statements of income, comprehensive income and cash flows for the quarter ended March 31, 2001. As of December 31, 2001, PAULA Financial had written down its investment in PICO to $-0-.

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

        Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Note B—Change in Stockholders' Equity

        In the first quarter of 2002, the Company received $65,000 in payments on employee loans for stock purchase. Additionally, $2,000 in restricted stock grants vested during the period.

PART I FINANCIAL INFORMATION

Item 2.    Management's Discussion and Analysis of Consolidated Financial Condition
                and Results of Operations

Overview

        The Company's revenues consist primarily of commission income, service fees and other income. Commission income is earned from Pan Am's distribution of insurance for insurers. Service fee income consists of TPA fees, substantially all of which are generated from PPBA's agreement with PICO, and expense reimbursements from PICO to PAULA Financial. Other income consists of various miscellaneous items. Prior to the fourth quarter of 2001, earned premium also contributed significantly to the Company's revenue.

        The Company's expenses consist of operating expenses. Operating expenses include general and administrative expenses, and are generally fixed in nature. Prior to the fourth quarter of 2001, the Company's expenses also consisted of losses and loss adjustment expenses incurred and dividends provided for policyholders.

        The following table provides information as to the Company's operating segments for the quarters ended March 31, 2002 and 2001:

	Agency Operations	Underwriting Operations	TPA Operations	Other	Intercompany Eliminations	Consolidated
2002
Revenue	$3,396	$—	$2,184	$438	$(187)	$5,831
Expenses	2,886	—	2,184	584	(187)	5,467
Net income (loss)	302	—	—	(90)	—	212
Earnings per share	$0.05	$—	$—	$(0.02)	—	$0.03

2001
Revenue	$2,785	$13,554	$—	$343	$(955)	$15,727
Expenses	2,582	13,309	3	660	(955)	15,599
Net income (loss)	112	209	(2)	(199)	—	120
Earnings per share	$0.02	$0.04	$—	$(0.04)	—	$0.02

        The "Other" category relates to parent company operations. Note that the third party administration arrangement between PICO and PPBA did not become effective until the second quarter of 2001.

Results of Operations for the Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001:

        In the fourth quarter of 2001, the Company began accounting for its investment in PICO using the equity method. Consequently, PICO's operating results are excluded from the consolidated financial statements for the quarter ended March 31, 2002. However, the results of PICO's operations are included in the operating results for the quarter ended March 31, 2001. This explains the entire fluctuation in the following line items: net premiums earned, losses and loss adjustment expenses incurred and dividends provided for policyholders.

        Commission income.    For the three months ended March 31, 2002 commission income increased 57.0% to $2.9 million compared to $1.8 million for the comparable 2001 period. Commissions paid by PICO to Pan Am in the 2001 period were eliminated in consolidation while such commissions, totaling $0.7 million, are included in the consolidated income statement for the quarter ended March 31, 2002. Also contributing to the increase is rate increases on underlying business.

        Net investment income.    Net investment income decreased 99.8% to $4,000 for the three months ended March 31, 2002 from $2.2 million for the comparable 2001 period. Net investment income in the 2001 period was primarily derived by PICO.

        Service fees.    Service fee income increased to $2.4 million for the three months ended March 31, 2002 from $26,000 for the comparable 2001 period. The TPA agreement between PPBA and PICO did not become effective until the second quarter of 2001.

        Operating expenses.    Operating expenses decreased 8.5% to $5.5 million for the three months ended March 31, 2002 from $6.0 million for the comparable 2001 period. Operating expenses in the 2001 period include all PICO expenses while the 2002 period only includes PICO related expenses incurred by PPBA in conjunction with the TPA arrangement.

        Income taxes.    Income tax expense for the three months ended March 31, 2002 was $0.2 million compared to $8,000 for the comparable 2001 period. The effective combined income tax rates for the three months ended March 31, 2002 and 2001 were 41.8% and 6.3%, respectively. The effective tax rate in the 2001 period is below the statutory rate due to the impact of tax exempt investment income earned by PICO.

Liquidity and Capital Resources:

        As a holding company, PAULA Financial's principal sources of funds are dividends and expense reimbursements from its operating subsidiaries and proceeds from the sale of its capital stock. PAULA Financial's principal uses of funds are capital contributions to its subsidiaries and payment of operating expense.

        As of December 31, 2001, the Company had an outstanding balance on its bank term loan of $4.1 million. Under the terms of the amended credit agreement, the Company will make principal payments totaling $1.3 million during 2002 with the remaining principal balance of $2.8 million due on January 1, 2003. As of March 31, 2002, the outstanding balance was $3.7 million. Management believes that funds currently available and expected to be generated by the agency operations will be sufficient to meet the required principal and interest payments on the term loan in 2002. The Company has plans to refinance the January 1, 2003 payment. Management believes that such financing is available and can be obtained under appropriate and reasonable terms.

        Since December 31, 2001, the Company had been out of compliance with certain of its debt covenants related to PICO matters. However, PAULA Financial has always been and remains current on the term loan's regularly scheduled principal and interest payments. On March 22, 2002, the Company received a waiver of the breach of covenants from the lender. According to the waiver the lender has waived all now existing and hereafter arising events of default resulting solely from PICO being placed on supervised status by the California DOI and the subsequent winding down of PICO's business. The Company believes that it will be able to maintain compliance with the revised covenants throughout 2002.

        Each of PAULA Financial's non-insurance subsidiaries has guaranteed all obligations of PAULA Financial under the credit agreement.

Forward-Looking Statements

        In connection with, and because it desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers to recognize the existence of certain forward-looking statements in this Form 10-Q and in any other statement made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Some forward-looking statements may be identified by the use of terms such as "expects," "believes," "anticipates," "intends," or "judgment." Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. Examples of such uncertainties and contingencies include, among other important factors, those affecting the insurance industry in general, such as the economic and interest rate environment, legislative and regulatory developments and market pricing and competitive trends, and those relating specifically to the Company and its businesses, such as the level of its commission and fee income, and acquisitions of companies or blocks of business. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward-looking information.

Item 3:    Quantitative and Qualitative Disclosures About Market Risk.

        There have been no significant changes since the annual report Form 10-K filed for the year ended December 31, 2001.

PART II.    OTHER INFORMATION

Item 6:    Exhibits and Reports on Form 8-K:

  (a)
  Exhibits.

    11.        Computation of Earnings Per Share.

  (b)
  Reports on Form 8-K.

    The Company filed a report on Form 8-K on March 19, 2002 related to the execution of an agreement of regulatory oversight between PICO and the California DOI.

    The Company filed a report on Form 8-K on April 30, 2002 related to the conservation of PICO by the California DOI.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2002	PAULA FINANCIAL

	By:	/s/ JAMES A. NICHOLSON James A. Nicholson Senior Vice President and Chief Financial Officer

QuickLinks

FORM 10-Q
  INDEX TO FORM 10–Q
  PART I FINANCIAL INFORMATION
  Item 1. Financial Statements
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Income
Condensed Consolidated Statements of Comprehensive Income
Condensed Consolidated Statements of Cash Flows
Notes to Condensed Consolidated Financial Statements
  PART I FINANCIAL INFORMATION
  Item 2. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations
  Item 3: Quantitative and Qualitative Disclosures About Market Risk.
  PART II. OTHER INFORMATION
  Item 6: Exhibits and Reports on Form 8-K
SIGNATURES