Form 10-Q
period 2002-06-30
PAULA FINANCIAL
filed 2002-08-14
CIK 929031

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                            to

Commission file number 0-23181

PAULA FINANCIAL
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	5-4640368 (I.R.S. Employer identification organization number)

PAULA FINANCIAL
87 East Green Street, Suite 206
Pasadena, CA 91105
(Address of principal executive offices)

(626) 844-7100
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

Yes ☒ No☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Number of shares of Common Stock, $.01 par value, outstanding as of close of business on July 31, 2002: 6,089,879 shares.

PAULA FINANCIAL
INDEX TO FORM 10-Q

PART I    FINANCIAL INFORMATION

Item 1.    Financial Statements

PAULA FINANCIAL AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	June 30, 2002	December 31, 2001
	(Unaudited)	(*)
Assets
Current Assets:
Cash (restricted: 2002, $651; 2001, $1,438)	$1,505	$1,997
Accounts receivable, net of allowance for uncollectible accounts (2002, $154; 2001, $142)	566	596
Commission receivable, net of allowance for uncollectible accounts (2002, $39; 2001, $0)	1,253	1,027
Other receivables	484	18
Deferred income taxes	674	739
Other assets	131	164

	4,613	4,541
Investment in related party	703	703
Excess of cost over net assets acquired and other intangibles, net	1,998	2,192
Deferred income taxes	5,252	5,347
Other assets	385	398

	$12,951	$13,181

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$2,619	$2,748
Notes payable	3,401	4,051

	6,020	6,799

Stockholders' Equity:
Preferred stock, $0.01 par value. Authorized 4,058,823 shares, none issued and outstanding	—	—
Common stock, $0.01 par value (Authorized 15,000,000 shares, issued: 2002, 6,963,379; 2001, 6,966,079)	70	70
Additional paid-in-capital	68,241	68,245
Accumulated deficit	(54,723)	(54,985)
Unearned compensation	(373)	(583)
Employee loans for stock purchase	(407)	(488)

	12,808	12,259
Treasury stock, at cost (2002, 873,500; 2001, 873,500 shares)	(5,877)	(5,877)

	6,931	6,382

	$12,951	$13,181

*
Derived from audited financial statements.

See notes to condensed consolidated financial statements.

PAULA FINANCIAL AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)
Income:
Net premiums earned	$—	$10,906	$—	$22,256
Commissions	2,568	1,855	5,442	3,686
Net investment income	4	1,881	8	4,119
Net realized investment gains	—	56	—	65
Service fees	1,793	3	4,234	29
Other	394	260	905	534

	4,759	14,961	10,589	30,689

Expenses:
Losses and loss adjustment expenses incurred	—	9,488	—	19,060
Dividends provided for policyholders	—	38	—	93
Operating	4,658	5,139	10,124	11,111

	4,658	14,665	10,124	30,264

Income before income taxes	101	296	465	425
Income tax expense	51	81	203	90

Net income	$50	$215	$262	$335

Earnings per share	$0.01	$0.04	$0.04	$0.06
Weighted average shares outstanding	6,091,756	5,372,737	6,092,168	5,357,443
Earnings per share—assuming dilution	$0.01	$0.04	$0.04	$0.06
Weighted average shares outstanding—assuming dilution	6,118,477	5,372,737	6,107,564	5,357,443

See notes to condensed consolidated financial statements.

PAULA FINANCIAL AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)
Net income	$50	$215	$262	$335
Other comprehensive income, net of tax:
Unrealized gains on investments:
Unrealized holding gains (losses) arising during period (tax impact: 2001: $72 and $528)	—	(139)	—	1,027
Reclassifications adjustment for gains included in net income (tax impact: 2001: $87 and $118)	—	168	—	228

	—	29	—	1,255

Comprehensive income	$50	$244	$262	$1,590

See notes to condensed consolidated financial statements.

PAULA FINANCIAL AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2002	2001
	(Unaudited)
Cash flow from operating activities:
Net income	$262	$335
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	249	858
Amortization of fixed maturity premium, net	—	210
Loss on sale of property and equipment	3	19
Gain on sales and calls of investments	—	(65)
Increase in receivables	(662)	(3,378)
Decrease in deferred income taxes	160	750
Decrease in unpaid losses and loss adjustment expenses	—	(23,579)
Increase in accrued policyholder dividends	—	93
Increase (decrease) in accounts payable and accrued expenses	(129)	865
Increase in unearned premiums	—	1,566
Other, net	317	(563)

Net cash provided by (used in) operating activities	200	(22,889)

Cash flows from investing activities:
Proceeds from sale of available for sale fixed maturities	—	26,493
Proceeds from maturities and calls of available for sale fixed maturities	—	12,987
Proceeds from sale of common stock	—	1,107
Proceeds from sale of property and equipment	—	49
Purchase of available for sale fixed maturities	—	(7,769)
Purchase of property and equipment	(119)	(153)
Adjustment to purchase price of insurance agency	—	217

Net cash provided by (used in) investing activities	(119)	32,931

Cash flows from financing activities:
Payments on notes payable	(650)	(7,066)
Payments received on employee loans for stock purchase	81	—
Retirement of common stock	(4)	—
Issuance of common stock	—	435

Net cash used in financing activities	(573)	(6,631)

Net increase (decrease) in cash and invested cash	(492)	3,411
Cash and invested cash at beginning of period	1,997	17,494

Cash and invested cash at end of period	$1,505	$20,905

See notes to condensed consolidated financial statements.

PAULA FINANCIAL AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2001 (Unaudited)

Note A—Basis of Presentation

        PAULA Financial and subsidiaries (the "Company") is a California-based specialty distributor of commercial insurance products. The Company's agency operations, Pan American Underwriters, Inc., Pan American Underwriters Insurance Agents and Brokers and Agri-Comp Insurance Agency (collectively "Pan Am") place a full array of commercial insurance products for their customers. In addition, the Company owns Pan Pacific Benefit Administrators ("PPBA"), a third party administration ("TPA") operation which derived substantially all its service fee revenue from PAULA Insurance Company ("PICO").

        Historically, the Company also underwrote workers' compensation insurance products through its underwriting subsidiary, PICO. In the first quarter of 2002, the Company and the California Department of Insurance ("California DOI") entered into an agreement of regulatory oversight which provided that all of the ongoing operations of PICO were subject to California DOI control. The agreement remained in effect until April 26, 2002.On April 26, 2002, the California DOI obtained a court order appointing the Insurance Commissioner of the State of California (the "Commissioner") the conservator of PICO. In accordance with the order the Commissioner took possession of the property, business, books, records, accounts and offices occupied by PICO and assumed responsibility for the business operations of PICO. Effective June 14, 2002, PPBA's TPA arrangement with PICO was terminated at which time PPBA made the necessary expense reductions. On June 21, 2002, the Commissioner obtained a liquidation order.

        In the fourth quarter of 2001, the Company began accounting for its investment in PICO using the equity method. Consequently, PICO's balance sheet and income statement amounts are excluded from the consolidated financial statements as of and for the three and six months ended June 30, 2002 and the consolidated balance sheet as of December 31, 2001. However, the results of PICO's operations are included in the statements of income, comprehensive income and cash flows for the three and six months ended June 30, 2001. As of December 31, 2001, PAULA Financial had written down its investment in PICO to $-0-.

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

        Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Note B—Change in Stockholders' Equity

        In the first quarter of 2002, the Company received $65,000 in payments on employee loans for stock purchase. Additionally, $2,000 in restricted stock grants vested during the period.

        In the second quarter of 2002, the Company received $16,000 in payments on employee loans for stock purchase. Additionally, $208,000 in restricted stock grants vested during the period and 2,800 shares of restricted stock were forfeited and the associated common stock retired.

PART I    FINANCIAL INFORMATION

Item 2.    Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations

Overview

        The Company's revenues consist primarily of commission income, service fees and other income. Commission income is earned from Pan Am's distribution of insurance for insurers. Service fee income consists of TPA fees, substantially all of which were generated from PPBA's agreement with PICO, and expense reimbursements from PICO to PAULA Financial. Other income consists of various miscellaneous items. Prior to the fourth quarter of 2001, earned premium also contributed significantly to the Company's revenue.

        The Company's expenses consist of operating expenses. Operating expenses include general and administrative expenses, and are generally fixed in nature. Prior to the fourth quarter of 2001, the Company's expenses also consisted of losses and loss adjustment expenses incurred and dividends provided for policyholders.

        The following table provides information as to the Company's operating segments for the six months ended June 30, 2002 and 2001:

	Agency Operations	Underwriting Operations	TPA Operations	Other	Inter- Company Eliminations	Consolidated
2002
Revenue	$6,313	$—	$3,746	$758	$(228)	$10,589
Expenses	5,446	—	3,748	1,158	(228)	10,124
Net income (loss)	494	—	(1)	(231)	—	262
Earnings per share	$0.08	$—	$—	$(0.04)	—	$0.04
2001
Revenue	$5,534	$26,327	$1,449	$804	$(3,425)	$30,689
Expenses	5,163	25,745	1,451	1,330	(3,425)	30,264
Net income (loss)	201	459	(1)	(324)	—	335
Earnings per share	$0.04	$0.09	$—	$(0.06)	—	$0.06

        The "Other" category relates to parent company operations. Note that the third party administration arrangement between PICO and PPBA did not become effective until the second quarter of 2001.

Results of Operations for the Three and Six Months Ended June 30, 2002 Compared to the Three and Six Months Ended June 30, 2001:

        In the fourth quarter of 2001, the Company began accounting for its investment in PICO using the equity method. Consequently, PICO's operating results are excluded from the consolidated financial statements for the three and six months ended June 30, 2002. However, the results of PICO's operations are included in the operating results for the three and six months ended June 30, 2001. This explains the entire fluctuation in the following line items: net premiums earned, losses and loss adjustment expenses incurred and dividends provided to policyholders.

        Commission income.    For the three months ended June 30, 2002 commission income increased 38.4% to $2.6 million compared to $1.9 million for the comparable 2001 period. For the six months ended June 30, 2002 commission income increased 47.6% to $5.4 million compared to $3.7 million for the comparable 2001 period. Commissions paid to Pan Am on PICO business were eliminated in the consolidated income statement for the 2001 periods. Also contributing to the increase is rate increases on underlying business.

        Net investment income.    Net investment income decreased 99.8% to $4,000 for the three months ended June 30, 2002 from $1.9 million for the comparable 2001 period. Net investment income decreased 99.8% to $8,000 for the six months ended June 30, 2002 from $4.1 million for the comparable 2001 period. Net investment income in the 2001 period was primarily derived by PICO.

        Service fees.    Service fee income increased to $1.8 million for the three months ended June 30, 2002 from $3,000 for the comparable 2001 period. Service fee income increased to $4.2 million for the six months ended June 30, 2002 from $29,000 for the comparable 2001 period. Fees paid by PICO to PPBA were eliminated in consolidation for the 2001 periods.

        Operating expenses.    Operating expenses decreased 9.4% to $4.7 million for the three months ended June 30, 2002 from $5.1 million for the comparable 2001 period. Operating expenses decreased 8.9% to $10.1 million for the six months ended June 30, 2002 from $11.1 million for the comparable 2001 period. Operating expenses in the 2001 period include all PICO expenses while the 2002 period only includes PICO related expenses incurred by PPBA in conjunction with the TPA arrangement.

        Income taxes.    Income tax expense for the three months ended June 30, 2002 was $51,000 compared to an income tax expense of $81,000 for the comparable 2001 period. Income tax expense for the six months ended June 30, 2002 was $0.2 million compared to $90,000 for the comparable 2001 period. The effective combined income tax rates for the six months ended June 30, 2002 and 2001 were 43.7% and 21.2%, respectively. The effective tax rate in the 2001 period is below the statutory rate due to the impact of tax exempt investment income earned by PICO.

Liquidity and Capital Resources:

        As a holding company, PAULA Financial's principal sources of funds are dividends and expense reimbursements from its operating subsidiaries and proceeds from the sale of its capital stock. PAULA Financial's principal uses of funds are capital contributions to its subsidiaries and payment of operating expenses.

        As of December 31, 2001, the company had an outstanding balance on its bank term loan of $4.1 million. Under the terms of the amended credit agreement, the Company will make principal payments totaling $1.3 million during 2002 with the remaining principal balance of $2.8 million due on January 1, 2003. As of June 30, 2002, the outstanding balance was $3.4 million. Management believes that funds currently available and expected to be generated by the agency operations will be sufficient to meet the required principal and interest payments on the term loan in 2002. The Company has plans to refinance the January 1, 2003 payment. Management believes that such financing is available and can be obtained under appropriate and reasonable terms.

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

Forward-Looking Statements

        In connection with, and because it desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers to recognize the existence of certain forward-looking statements in this Form 10-Q and in any other statement made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Some forward-looking statements may be identified by the use of terms such as "expects," "believes," "anticipates," "intends," or "judgment." Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. Examples of such uncertainties and contingencies include, among other important factors, those affecting the insurance industry in general, such as the economic and interest rate environment, legislative and regulatory developments and market pricing and competitive trends, and those relating specifically to the Company and its businesses, such as the level of its commission and fee income and acquisitions of companies or blocks of business. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward-looking information.

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

        There have been no significant changes since the Company's Annual Report on Form 10-K filed for the year ended December 31, 2001.

PART II.    OTHER INFORMATION

Item 4:    Submission of Matters to a Vote of Security Holders.

        The Company held its 2002 Annual Meeting of Stockholders on Wednesday, May 22, 2002 for the purpose of electing three directors.

        At the Meeting, the Company's stockholders re-elected Messrs. Joel W. Geddes, Jr., Jerry M. Miller and James A. Nicholson to the Company's Board of Directors for three year terms.

        The following table shows the number of shares voted for each nominee for director and the number of shares withheld for each nominee:

Nominee	Shares Voted for Election	Shares Withheld
Joel W. Geddes, Jr.	4,645,147	662,528
Jerry M. Miller	4,786,571	521,104
James A. Nicholson	4,695,194	612,481

        The term of office of each of the following directors continued after the meeting held May 22, 2002: Messrs. Jeffrey A. Snider, Robert Anderson, Karl T. Hansen, and James G. Parker, III.

        Effective with the Annual Meeting, Mr. Ronald W. Waisner retired as a director of the Company. Mr. Waisner's retirement was not a result of any disagreement with the Company, its management or the Board of Directors.

Item 5:    Other Information.

        Effective May 31, 2002, Mr. James A. Nicholson retired from the Company and resigned his positions as Senior Vice President, Chief Financial Officer, Corporate Secretary and Director. Mr. Nicholson's retirement was not a result of any disagreement with the Company, its management or the Board of Directors. Mr. Nicholson's financial responsibilities were assumed by Ms. Deborah S. Maddocks, Vice President—Finance. Additionally, Ms. Maddocks is now the Corporate Secretary.

        Effective June 26, 2002, PAULA Financial (PFCO) transferred its listing from the NASDAQ National Market to the NASDAQ SmallCap Market. Currently, the Company's trading range falls below the minimum $1.00 bid price per share requirement of the NASDAQ SmallCap Market. (For the period July 1, 2002 to August 8, 2002 PFCO has had a trading range of $0.81 to $1.00.) PAULA Financial is currently in a grace period for this requirement that extends until September 18, 2002. If the Company does not meet the minimum $1.00 bid price per share requirement prior to this date, PFCO will begin trading over the counter. If the Company's shares are eventually traded over the counter, electronic information about the Company will continue to be available real time. The Company has identified www.otc.com as one of several sources for accessing bulletin-board listed companies.

Item 6:    Exhibits and Reports on Form 8-K:

(a)
Exhibits.
11.
Computation of Earnings Per Share.

99.1
Certification by the Chief Executive Officer and Chief Financial Officer Relating to a Period Report Containing Financial Statements.

(b)
Reports on Form 8-K.

  The Company filed a report on Form 8-K on April 30, 2002 related to the conservation of PICO by the California DOI.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2002	PAULA FINANCIAL

	By:	/s/ DEBORAH S. MADDOCKS
Vice President—Finance

QuickLinks

PAULA FINANCIAL INDEX TO FORM 10-Q
PART I FINANCIAL INFORMATION
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Income
Condensed Consolidated Statements of Comprehensive Income
Condensed Consolidated Statements of Cash Flows
Notes to Condensed Consolidated Financial Statements
PART I FINANCIAL INFORMATION
PART II. OTHER INFORMATION
SIGNATURES