Form 10-Q
period 2002-09-30
PAULA FINANCIAL
filed 2002-11-14
CIK 929031

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                            to

Commission file number 0-23181

PAULA FINANCIAL
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4640638 (I.R.S. Employer identification organization number)

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

Yes ☒        No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Number of shares of Common Stock, $.01 par value, outstanding as of close of business on October 31, 2002: 6,089,879 shares.

PAULA FINANCIAL
INDEX TO FORM 10-Q

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

PAULA FINANCIAL AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	September 30, 2002	December 31, 2001
	(Unaudited)	(*)
Assets
Current Assets:
Cash (restricted: 2002, $2,693; 2001, $1,438)	$2,981	$1,997
Accounts receivable, net of allowance for uncollectible accounts (2002, $143; 2001, $142)	596	596
Commission receivable, net of allowance for uncollectible accounts (2002, $159; 2001, $0)	1,487	1,027
Other receivables	482	18
Deferred income taxes	677	739
Other assets	92	164

	6,315	4,541
Investment in related party	703	703
Excess of cost over net assets acquired and other intangibles, net	2,122	2,192
Deferred income taxes	5,190	5,347
Other assets	461	398

	$14,791	$13,181

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$4,327	$2,748
Notes payable	3,075	4,051

	7,402	6,799

Stockholders' Equity:
Preferred stock, $0.01 par value. Authorized 4,058,823 shares, none issued and outstanding	—	—
Common stock, $0.01 par value Authorized 15,000,000 shares, issued: 2002, 6,963,379; 2001, 6,966,079)	70	70
Additional paid-in-capital	68,241	68,245
Accumulated deficit	(54,616)	(54,985)
Unearned compensation	(26)	(583)
Employee loans for stock purchase	(403)	(488)

	13,266	12,259
Treasury stock, at cost (2002, 873,500; 2001, 873,500 shares)	(5,877)	(5,877)

	7,389	6,382

	$14,791	$13,181

*
Derived from audited financial statements.

See notes to condensed consolidated financial statements.

PAULA FINANCIAL AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)
Income:
Net premiums earned	$—	$10,743	$—	$33,000
Commissions	3,477	2,716	8,919	6,402
Net investment income	20	1,604	28	5,723
Net realized investment gains	—	967	—	1,032
Service fees	12	61	4,246	91
Other	176	116	1,081	648

	3,685	16,207	14,274	46,896

Expenses:
Losses and loss adjustment expenses incurred	—	9,573	—	28,633
Dividends provided for policyholders	—	20	—	114
Operating	3,505	4,830	13,629	15,940

	3,505	14,423	13,629	44,687

Income before income taxes	180	1,784	645	2,209
Income tax expense	74	600	276	690

Net income	$106	$1,184	$369	$1,519

Earnings per share	$0.02	$0.20	$0.06	$0.27
Weighted average shares outstanding	6,089,879	5,929,501	6,091,397	5,550,224
Earnings per share—assuming dilution	$0.02	$0.20	$0.06	$0.27
Weighted average shares outstanding—assuming dilution	6,125,340	5,929,501	6,113,261	5,550,224

See notes to condensed consolidated financial statements.

PAULA FINANCIAL AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)
Net income	$106	$1,184	$369	$1,519
Other comprehensive income, net of tax:
Unrealized gains on investments:
Unrealized holding gains (losses) arising during period (tax impact: 2001: $180 and $709)	—	349	—	1,375
Reclassifications adjustment for gains included in net income (tax impact: 2001: $126 and $243)	—	244	—	473

	—	593	—	1,848

Comprehensive income	$106	$1,777	$369	$3,367

See notes to condensed consolidated financial statements.

PAULA FINANCIAL AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2002	2001
	(Unaudited)
Cash flow from operating activities:
Net income	$369	$1,519
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	374	1,284
Amortization of fixed maturity premium, net	—	301
Loss on sale of property and equipment	3	40
Gain on sales and calls of investments	—	(1,032)
Increase in receivables	(924)	(5,665)
Decrease in deferred income taxes	219	1,278
Decrease in unpaid losses and loss adjustment expenses	—	(32,076)
Increase in accrued policyholder dividends	—	114
Increase in accounts payable and accrued expenses	1,579	2,590
Increase in unearned premiums	—	(2,077)
Other, net	713	(1,410)

Net cash provided by (used in) operating activities	2,333	(35,134)

Cash flows from investing activities:
Proceeds from sale of available for sale fixed maturities	—	72,642
Proceeds from maturities and calls of available for sale fixed maturities	—	16,399
Proceeds from sale of common stock	—	1,107
Proceeds from sale of property and equipment	—	95
Purchase of available for sale fixed maturities	—	(14,660)
Purchase of property and equipment	(233)	(174)
Purchase of book of business	(221)	—
Adjustment to purchase price of insurance agency	—	217

Net cash provided by (used in) investing activities	(454)	75,626

Cash flows from financing activities:
Payments on notes payable	(976)	(8,003)
Payments received on employee loans for stock purchase	85	—
Retirement of common stock	(4)	—
Issuance of common stock	—	881

Net cash used in financing activities	(895)	(7,122)

Net increase in cash and invested cash	984	33,370
Cash and invested cash at beginning of period	1,997	17,494

Cash and invested cash at end of period	$2,981	$50,864

See notes to condensed consolidated financial statements.

PAULA FINANCIAL AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2002 (Unaudited)

Note A—Basis of Presentation

        PAULA Financial and subsidiaries (the "Company") is a California-based specialty agency of commercial insurance products. In California, the Company's agency operations do business as Pan American Underwriters, Inc. In Arizona, the Company's agency operations are known as Pan American Underwriters Insurance Agents and Brokers.

        The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normally occurring accruals, considered necessary for a fair presentation have been included.

        Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

        In the third quarter of 2002, the Company received $4,000 in payments on employee loans for stock purchase. Additionally, $347,000 in restricted stock grants vested during the period.

Note C—PAULA Insurance Company

        Historically, the Company also underwrote workers' compensation insurance products through its underwriting subsidiary, PAULA Insurance Company ("PICO"). In the first quarter of 2002, the Company and the California Department of Insurance ("California DOI") entered into an agreement of regulatory oversight which provided that all of the ongoing operations of PICO were subject to California DOI control. The agreement remained in effect until April 26, 2002. On April 26, 2002, the California DOI obtained a court order appointing the Insurance Commissioner of the State of California (the "Commissioner") the conservator of PICO. In accordance with the order the Commissioner took possession of the property, business, books, records, accounts and offices occupied by PICO and assumed responsibility for the business operations of PICO. On June 21, 2002, the Commissioner obtained a liquidation order.

        In the fourth quarter of 2001, the Company began accounting for its investment in PICO using the equity method. Consequently, PICO's balance sheet and income statement amounts are excluded from the consolidated financial statements as of and for the three and nine months ended September 30, 2002 and the consolidated balance sheet as of December 31, 2001. However, the results of PICO's operations are included in the statements of income, comprehensive income and cash flows for the three and nine months ended September 30, 2001. As of December 31, 2001, PAULA Financial had written down its investment in PICO to $-0-.

        The Company's third party administration ("TPA") operation, Pan Pacific Benefit Administrators ("PPBA"), derived substantially all its service fee revenue from PICO. Effective June 14, 2002, PPBA's TPA arrangement with PICO was terminated at which time PPBA made the necessary expense reductions.

PART I FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations

Overview

        The Company's revenues consist primarily of commissions on sales of insurance, service fees and other income. Service fee income consists of TPA fees and expense reimbursements from PICO to PAULA Financial. Other income consists of various miscellaneous items. Prior to the fourth quarter of 2001, earned premium also contributed significantly to the Company's revenue.

        The Company's expenses in 2002 consist of operating expenses. Operating expenses include general and administrative expenses, and are generally fixed in nature. Prior to the fourth quarter of 2001, the Company's expenses also consisted of losses and loss adjustment expenses incurred and dividends provided for policyholders.

        The following table provides information as to the Company's operating segments for the nine months ended September 30, 2002 and 2001:

	Agency Operations	Underwriting Operations	TPA Operations	Other	Inter- Company Eliminations	Consolidated
2002
Revenue	$9,999	$—	$3,746	$757	$(228)	$14,274
Expenses	8,689	—	3,764	1,404	(228)	13,629
Net income (loss)	747	—	(10)	(368)	—	369
Earnings per share	$0.12	$—	$—	$(0.06)	—	$0.06
2001
Revenue	$9,216	$39,691	$2,896	$1,132	$(6,039)	$46,896
Expenses	7,796	38,225	2,876	1,829	(6,039)	44,687
Net income (loss)	800	1,105	13	(399)	—	1,519
Earnings per share	$0.14	$0.20	$—	$(0.07)	—	$0.27

        For the nine months ended September 30, 2001, the Underwriting Operation recorded earnings per share of $0.20. In the fourth quarter of 2001, the Underwriting Operation increased its loss and losses adjustment expense reserves for prior accident years for the fourth consecutive year. Consequently, for the year ended December 31, 2001, the Underwriting Operation's loss per share was ($6.88).

        In the third quarter of 2002, the Company reclassified certain administrative expenses, such as human resources and financial management, from the parent company ("Other" Category) to Agency Operations.

        The weighted average shares outstanding for the 2002 period has increased 563,000 shares from the 2001 period due to a restricted stock program implemented in the second quarter of 2001.

        The "Other" category relates to parent company operations. Note that the third party administration arrangement between PICO and PPBA did not become effective until the second quarter of 2001 and was terminated effective June 14, 2002.

Agency Operations

        The Company's agency operations are currently located in California and Arizona with California generating more than 93% of the related revenues. For the first nine months of 2002, California commission revenue increased 15% from the related 2001 period.

        Beginning in the second quarter of 2002, the agency was focused on remarketing its customers who still had PICO policies. In the third quarter, the exit from PICO was successfully completed. The agency found competitively priced coverage, including three new workers' compensation markets, for more than 92% of its customers at commission levels on equal or better terms.

        The agency also renewed 100% of its agribusiness safety group endorsements. The Company believes that this is a clear signal that, despite market conditions and the Company's transition out of the risk business, the Company is continuing to meet customer needs.

        During the transition out of the underwriting business, the Company's California agency has experienced no turnover in its producer ranks. In fact, the California operation has added new producers in both the second and third quarters of 2002. In large part due to the influx of new producers, new business submissions in the third quarter of 2002 were ahead of expectations in group medical, crop insurance and commercial package lines as well as workers' compensation.

Results of Operations for the Three and Nine Months Ended September 30, 2002 Compared to the Three and Nine Months Ended September 30, 2001:

        In the fourth quarter of 2001, the Company began accounting for its investment in PICO using the equity method. Consequently, PICO's operating results are excluded from the consolidated financial statements for the three and nine months ended September 30, 2002. However, the results of PICO's operations are included in the operating results for the three and nine months ended September 30, 2001. This explains the entire fluctuation in the following line items: net premiums earned, losses and loss adjustment expenses incurred and dividends provided to policyholders.

        Commission income.    For the three months ended September 30, 2002 commission income increased 28.0% to $3.5 million compared to $2.7 million for the comparable 2001 period. For the nine months ended September 30, 2002 commission income increased 39.3% to $8.9 million compared to $6.4 million for the comparable 2001 period. Commissions paid to Pan Am on PICO business were eliminated in the consolidated income statement for the 2001 periods. Also contributing to the increase is premium rate increases on underlying business.

        Net investment income.    Net investment income decreased 98.8% to $20,000 for the three months ended September 30, 2002 from $1.6 million for the comparable 2001 period. Net investment income decreased 99.5% to $28,000 for the nine months ended September 30, 2002 from $5.7 million for the comparable 2001 period. Net investment income in the 2001 period was primarily derived by PICO.

        Service fees.    Service fee income decreased to $12,000 for the three months ended September 30, 2002 from $61,000 for the comparable 2001 period. Service fee income increased to $4.2 million for the nine months ended September 30, 2002 from $91,000 for the comparable 2001 period. Fees paid by PICO to PPBA were eliminated in consolidation for the 2001 periods. PPBA ceased providing services to PICO effective June 14, 2002.

        Operating expenses.    Operating expenses decreased 27.4% to $3.5 million for the three months ended September 30, 2002 from $4.8 million for the comparable 2001 period. Operating expenses decreased 14.5% to $13.6 million for the nine months ended September 30, 2002 from $15.9 million for the comparable 2001 period. Operating expenses in the 2001 period include all PICO expenses while the 2002 period only includes PICO related expenses incurred by PPBA in conjunction with the TPA arrangement which was in place during the first two quarters of 2002.

        Income taxes.    Income tax expense for the three months ended September 30, 2002 was $74,000 compared to an income tax expense of $0.6 million for the comparable 2001 period. Income tax expense for the nine months ended September 30, 2002 was $0.3 million compared to $0.7 million for the comparable 2001 period. The effective combined income tax rates for the nine months ended

September 30, 2002 and 2001 were 42.8% and 31.2%, respectively. The effective tax rate in the 2001 period is below the statutory rate due to the impact of tax exempt investment income earned by PICO.

Liquidity and Capital Resources:

        As a holding company, PAULA Financial's principal sources of funds are dividends and expense reimbursements from its operating subsidiaries and proceeds from the sale of its capital stock. PAULA Financial's principal uses of funds are capital contributions to its subsidiaries and payment of operating expenses.

        As of December 31, 2001, the company had an outstanding balance on its bank term loan of $4.1 million. Under the terms of the amended credit agreement, the Company will make principal payments totaling $1.3 million during 2002 with the remaining principal balance of $2.8 million due on January 1, 2003. As of September 30, 2002, the outstanding balance was $3.1 million. Management believes that funds currently available and expected to be generated by the agency operations will be sufficient to meet the required principal and interest payments on the term loan in 2002. The Company has plans to refinance the January 1, 2003 payment. Management believes that such financing is available and can be obtained under appropriate and reasonable terms.

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

Item 4: Controls and Procedures

Controls and Procedures

        The Company's Chief Executive Officer and Vice President Finance have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act")) as of a date 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act.

Changes in Internal Controls

        Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

PART II. OTHER INFORMATION

Item 5: Other Information.

        Effective June 26, 2002, PAULA Financial (PFCO) transferred its listing from the NASDAQ National Market to the NASDAQ SmallCap Market. Currently, the Company's trading range falls below the minimum $1.00 bid price per share requirement of the NASDAQ SmallCap Market. PAULA Financial is currently in a grace period for this requirement that extends until March 17, 2003.

Item 6: Exhibits and Reports on Form 8-K:

  (a)
  Exhibits.
  11.
  Computation of Earnings Per Share.

  99.1
  Certification by the Chief Executive Officer and Chief Financial Officer Relating to a Period Report Containing Financial Statements.

  (b)
  Reports on Form 8-K.

    There were no reports filed on Form 8-K during the three months ended September 30, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2002	PAULA FINANCIAL

	By:	/s/ DEBORAH S. MADDOCKS
Vice President—Finance

CERTIFICATION

I, Jeffrey A. Snider, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of PAULA Financial;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	By:	/s/ JEFFREY A. SNIDER Chief Executive Officer

CERTIFICATION

I, Deborah S. Maddocks, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of PAULA Financial;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	By:	/s/ DEBORAH S. MADDOCKS Vice President—Finance

QuickLinks

PAULA FINANCIAL INDEX TO FORM 10-Q
PART I FINANCIAL INFORMATION
  Item 1. Financial Statements
PAULA FINANCIAL AND SUBSIDIARIES Condensed Consolidated Balance Sheets (In thousands, except share data)
PAULA FINANCIAL AND SUBSIDIARIES Condensed Consolidated Statements of Income (In thousands, except share and per share data)
PAULA FINANCIAL AND SUBSIDIARIES Condensed Consolidated Statements of Comprehensive Income (In thousands)
PAULA FINANCIAL AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (In thousands)
PAULA FINANCIAL AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements For the Three and Nine Months Ended September 30, 2002 (Unaudited)
PART I FINANCIAL INFORMATION
  Item 2. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations
  Item 3: Quantitative and Qualitative Disclosures About Market Risk.
  Item 4: Controls and Procedures
PART II. OTHER INFORMATION
  Item 5: Other Information.
  Item 6: Exhibits and Reports on Form 8-K
SIGNATURES