Form 10-K
period 2002-12-31
PAULA FINANCIAL
filed 2003-03-27
CIK 929031

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to

Commission file number 0-23181

PAULA FINANCIAL

(Exact name of registrant as specified in its charter)

Delaware	95-4640638
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification number)

PAULA FINANCIAL
87 E. Green Street, Suite 206
Pasadena, CA 91105
(Address of principal executive offices)

(626) 844-7100
(Registrant’s telephone number, including area code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

The aggregate market value of the voting stock held by nonaffiliates of the registrant was $3,730,813 as of June 30, 2002.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of March 18, 2003, the registrant had outstanding 6,149,879 shares of Common Stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

1.               The information called for by Part III, Items 10, 11, 12 and 13 of this report are incorporated herein from the Company’s Proxy Statement for its 2003 Annual Meeting of Stockholders.

2.               A number of the exhibits to this Report called for by Part IV, Item 14 are incorporated herein from the Company’s Registration Statement on Form S-1 (Reg. No. 333-33159) filed on August 8, 1997, from Amendment No. 1 thereto, from the Company’s Annual Reports on Form 10-K for the years ending December 31, 2001, 2000, 1999 and 1998, from the Company’s Quarterly Reports on Form 10-Q for the quarters ending September 30, 1998, March 31, 1999, September 30, 1999 and September 30, 2000 and from the Company’s Form 8-K filed on April 26, 2002.

PART I

Item 1.   BUSINESS

The Company

PAULA Financial and subsidiaries (collectively, “the Company”) is a California-based specialty distributor of commercial insurance products. The Company’s subsidiaries, Pan American Underwriters, Inc. in California and Pan American Underwriters Insurance Agents and Brokers in Arizona (collectively “Pan Am”), place a full array of commercial insurance products for their customers.   See “Business Strategy” for additional discussion.

Through the PAULA Trading Company (“PTC”), a wholly owned subsidiary, the Company affiliates with insurance agencies of similar size and operating histories to Pan Am.  See “Business Strategy” for additional discussion of the PTC.  The financial operations of PTC are not material to the Company’s consolidated financial statements.

In addition, the Company owns Pan Pacific Benefit Administrators (“PPBA”), a third party administration (“TPA”) operation with minimal operating activity.

The Company began operations in 1946 as an insurance agency providing employer’s liability, workers’ compensation and group medical employee benefits to agribusiness employers and fieldworkers.

The Company’s agency business has operated in California for more than 55 years and in Arizona for more than 45 years.  In 2002, approximately 93% of the Company’s agency commission income was generated in the state of California compared to 89% in 2001.

Between 1974 and early 2002, the Company also operated an insurance company which underwrote workers’ compensation insurance.  The operation was ceased in the first quarter of 2002.  See “Discontinued Operations” for additional discussion.

Products and Services

Pan Am is an agency with commission income derived from the placement of group health, property and casualty (including workers’ compensation), and some life and disability insurance products. In 2002, approximately 45% of commission revenue was derived from the workers’ compensation line of business compared to 52% in 2001.

Business Strategy

The sales competency of Pan Am is not limited to workers’ compensation and group medical sales, but these two lines predominate.  In 2002, these two lines of business accounted for approximately 64% of Pan Am’s total commission revenue compared to 70% in 2001.  Pan Am also places insurance coverages related to general liability, property, commercial auto, crop, personal lines and life insurance.  While the Company anticipates that workers’ compensation and group medical sales will continue to account for a significant portion of its business, the Company is attempting to diversify its product mix.

Pan Am has access to market appointments with more than 200 property and casualty carriers and more than 100 life and health carriers.  However, in practice, Pan Am places the majority of its business with ten primary markets.  Pan Am producers attempt to place coverage for their customers with markets that have an appetite for the related risks.  Pan Am does not retain any underwriting risk.

The Company believes that there is significant share growth opportunity in its customer area of focus, agribusiness and rural markets in California and Arizona.

Average commissions per producer have increased steadily since 1996.  Maintaining this momentum through product refinement and market retention (keeping the best underwriting relationships), with ongoing sales training is fundamental to protecting margins and growing top line.  It is also important to avoid sales activity in areas that place downward pressure on agency margins.

The Company has historically been effective in identifying, closing and integrating acquisitions of agencies.  In mid-2002, the Company successfully recruited a team whose concentration in large account agribusiness and crop insurance compliments Pan Am’s small to mid-size account, employee benefit focus.   Additionally, joining Pan Am in the first quarter of 2003 is a group whose niche in the crop insurance marketplace makes Pan Am the largest producer of crop insurance in the western United States.

The PTC is an affiliation of agencies who work together to keep fixed costs efficient and to strengthen markets available to their customers.  Pan Am is one of three founding agencies to form PTC.  The PTC founders have worked together to combine selected backroom processing functions, accounting and data processing, proposal preparation, paperless electronic library infrastructure, and marketing, in an effort to achieve consolidation economics without a change in control.  This has resulted in economies of scale which are unattainable on a stand alone basis.  Additionally, the founders of PTC have made available to each other access to certain carrier relationships which would not otherwise be available to the founders operating alone.

Customers

The Company has served the insurance needs of agribusiness employers since its inception in 1946.

The Company believes that it gains significant marketing benefits from endorsements from agricultural trade associations. Trade association endorsements are made and renewed on an annual basis.  Trade association endorsements represent a cost effective sales marketing opportunity for Pan Am resulting from positive affiliation of the trade name and Pan Am, as well as permissible access to association membership lists for sales prospecting.   The Company generally does not pay for trade association endorsements per se but routinely supports association activities as a sponsor and occasionally purchases association newsletter advertising at market rates.

Additionally, the Company works with significant independent employers or groups of employers in selected crops or industries to form safety groups for group insurance purchasing and safety training purposes. Safety groups are entities which are registered with the applicable Department of Insurance and formed primarily to encourage workplace safety among employer members of the group and to purchase workers’ compensation insurance as a group.

Distribution

Pan Am, as agent and broker, offers its customers a wide range of insurance products tailored to agribusiness employers’ specific needs. Pan Am is a market maker in group medical and workers’ compensation products for California agribusiness employers.  Seasonal work schedules, transitory labor resources and highly perishable commodities present unique management-labor challenges to the agribusiness employer in California, including a view by many insurance carriers that this risk segment is undesirable.

Pan Am’s ability to aggregate the insurance interests of thousands of agribusiness employers has made it possible to provide group health insurance to seasonal farm labor, an underserved market segment.  Pan Am has also been able to provide access to affordable workers’ compensation insurance for small agribusiness employers via proprietary safety group and trade association agribusiness marketing programs.

Pan Am has long term relationships with select medical providers in Mexico and is able, from time to time, to facilitate the special needs of non-resident farm workers employed in California or Arizona who seek occupational and/or non-occupational medical services in San Luis, Sonora, Mexicali and Tijuana, Baja California Norte, Mexico.

Pan Am has been an effective producer of stable carrier market support for the general liability, multiple passenger bus and van liability, and bond requirements of California and Arizona farm labor contractors.  Pan Am also provides premises safety training to agribusiness employers in areas ranging from tractor and forklift driving methods to pesticide handling practices.

Regulation

Regulatory authorities in the states in which Pan Am conducts business may require individual or company licensing to act as brokers, agents, third party administrators, or adjusters.  Under the laws of most states, regulatory authorities have relatively broad discretion with respect to granting, renewing and revoking brokers’ and agents’ licenses to transact business in the state.

In certain instances, Pan Am invoices the customer for the full premium amount and remits payment, less commission, to the insurance companies.  Pan Am maintains these net premiums due in separate trust accounts, in compliance with insurance regulations.

Competition

Agency operations face competition primarily from local agencies in the communities where the agency operations are conducted.  On larger accounts, competition also comes from regional and national insurance agents and brokers.

Employees

As of December 31, 2002, the Company employed 92 full-time employees.  The Company considers its relationship with its employees to be excellent.

Risk Factors

Risks Related to the Variability of Operating Results

The Company operates in a cyclical industry affected by many factors that may cause fluctuations in its operating results.  The factors that may adversely affect the operations and profitability of the Company include: competition; general economic and business conditions and trends; fluctuations in insurance premium rates charged to the policyholders; and fluctuations in commission rates paid by the carrier to the agency.  Many of these factors are beyond the control of the Company.  The foregoing factors have contributed to significant, industry-wide year-to-year and quarter-to-quarter fluctuations in operating results and net income and could have a material adverse effect on the Company’s business, financial condition and results of operations.

Significant Geographic and Industry Concentration

The Company’s current business is concentrated geographically, with approximately 93% of its commission revenue in 2002 coming from California.  Adverse economic or other conditions in the Company’s geographic area of operations would have a more severe impact on the Company than on a more diversified company.

Currently approximately 45% of Pan Am’s commission revenue is derived from the workers’ compensation line of business. Adverse economic or other conditions in workers’ compensation would have a more severe impact on the Company than on a more diversified company.

For example the realities of the current workers’ compensation marketplace in California are that the State Compensation Insurance Fund (“SCIF”) is the largest single market for workers’ compensation insurance in the state.  Consequently, Pan Am places a significant portion of its related business with SCIF.  This will continue to be the case until the appetite for workers’ compensation insurance in California among private carriers increases.  Any changes in SCIF’s commission structure would have a more severe impact of the Company than on a more diversified company.

Highly Competitive Industry

The insurance agency industry is highly competitive.  The Company’s competitors include, among others, direct insurance writers, specialized provider groups, in-house or multiple employer benefits administrators, and local, regional and national insurance agency operations.  Many of the Company’s existing or potential competitors are larger and have considerably greater financial and other resources than the Company.  To the extent that any of these existing or potential competitors concentrates increased resources in the Company’s specific market segments, has access to a more extensive network of carriers or offers more or better services in any of the Company’s market segments, the Company could be adversely affected.

Terms of Credit Agreement

The terms of the Company’s current credit agreement limits the Company’s ability to (i) enter new lines of business; (ii) incur or assume debt; (iii) pay dividends and repurchase or retire capital stock; and (iv) make acquisitions, investments and capital expenditures.  See “Liquidity and Capital Resources” for additional discussion.

NASDAQ Listing

The Company must comply with the continued listing requirements for the Nasdaq Stock Market.  The Company’s common stock was transferred to the Nasdaq Small Cap Market effective as of June 26, 2002.  The closing price of $0.76 per share for the Company’s common stock on March 18, 2003 is below the minimum $1.00 bid price required by the Nasdaq Small Cap Market.  The Company’s continued inability to maintain the required share price range could result in the common stock being delisted.  The Company’s inability to continue on the Nasdaq Stock Market could impact the ability of investors to purchase or sell the Company’s common stock.

Discontinued Operations

Historically, the Company also underwrote workers compensation insurance products through its underwriting subsidiary, PAULA Insurance Company (“PICO”).  On February 28, 2002, the Company announced that PICO would voluntarily cease underwriting workers’ compensation insurance in all jurisdictions.  The decision came as a result of claims reserve development primarily relating to accident years 1997-1999 on California workers’ compensation business.  In the fourth quarter of 2001, PICO posted an increase to prior year reserves of $37 million.  This reserve increase caused PICO’s Risk Based Capital to fall into the “Mandatory Control Level.”  As a result, on March 12, 2002, the Company and the California Department of Insurance (“California DOI”) entered into an agreement of regulatory oversight (“Oversight Agreement”).

The Oversight Agreement generally provided that all of the ongoing operations of PICO were subject to California DOI regulatory control.  More specifically the Oversight Agreement provided, most significantly, that the California DOI would appoint a Special Deputy Examiner to provide supervision and regulatory oversight, limited PICO’s ability to enter transactions with any affiliated company without the prior approval of the California DOI, restricted PICO’s ability to pay dividends to PAULA Financial without prior approval of the California DOI and restricted PICO’s ability to consummate transactions outside the normal course of business or to incur debt without prior approval of the California DOI.  Additionally, PICO could not write any new or renewal business of any type without the prior approval of the California DOI.

The Oversight Agreement remained in effect until April 26, 2002.  On that date, the California DOI obtained a court order appointing the Insurance Commissioner of the State of California (the “Commissioner”) the conservator of PICO.  In accordance with the order the Commissioner took possession of the property, business, books, records, accounts and offices occupied by PICO.  Additionally, the Commissioner assumed responsibility for conducting the business operations of PICO.  On June 21, 2002, the Commissioner obtained a liquidation order.

Subsequent to the liquidation order, the Company provided limited operational support to PICO.  For example, the Company provided payroll and human resource department support into the third quarter of 2002 and Pan Am had inforce premiums on PICO’s books until all policies were cancelled in July 2002.  Subsequent to that date there was on-going involvement with PICO related to the separation of previously commingled locations.  Given the continued activity with PICO through the third quarter of 2002, the Company was precluded from treating PICO as a discontinued operation for accounting purposes.  In the fourth quarter of 2002 the requirements of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets” for treating a segment as a discontinued operation were met.  Consequently, the Company’s consolidated financial statements for current and prior periods have been adjusted to reflect the operations of PICO as discontinued operations.

California insurance regulation provides that when an insurance company is deemed insolvent, the state steps in and assumes control of all operations of the insurance company, including a provision for any shortfall in funds to pay claims. The California Insurance Guaranty Association is the entity responsible for all policyholder claims obligations of insolvent insurance companies.  Because PAULA Financial has no continuing legal obligation, the Company has made no provision for the excess of liabilities over assets of PICO as of December 31, 2002.

Item 2.  PROPERTIES.

The Company’s principal executive offices, comprised of approximately 4,500 square feet of office space leased through May 2005, are located in Pasadena, California. In addition, the Company maintains 14 branch offices in various locations in California and Arizona in leased facilities with various lease terms. Management believes that the Company’s facilities are suitable and adequate for their intended uses.

Item 3.  LEGAL PROCEEDINGS

Except for ordinary, routine litigation incidental to the Company’s business, there are no pending material legal proceedings to which the Company is a party or which any of its properties are subject. Management believes that the Company is not a party to, and none of its properties is the subject of, any pending legal proceedings which are likely to have a material adverse effect on its business, financial conditions or results of operations.

Pan American Underwriters Insurance Agents and Brokers, Inc., the Company’s agency operation in Arizona  (the “Arizona Company”), along with Glacier Insurance Administrators, Inc. and Watson Bently, Inc., has been named as a defendant in a civil action filed on December 26, 2002 in the Arizona Superior Court, Maricopa County, entitled Stephen Brophy, et al. v. Glacier Insurance Administrators, Inc., et al., Case No. CV2002-024777.  Plaintiffs Stephen Brophy, Lorraine Brophy, Yuma Regional Medical Center, Banner Health System, Michael C. Francis and Mary Ellen Francis did not serve the Arizona Company with the original complaint.  The Arizona Company was served with the summons and  plaintiffs’ January 31, 2003 first amended complaint on February 12, 2003.  In their first amended complaint, plaintiffs allege that the Arizona Company, along with the other defendants, acted as an agent for an unlicensed multiple employer welfare arrangement (“MEWA”) in Arizona and, under Arizona law, is strictly liable for any unpaid benefit claims.  Plaintiffs seek monetary damages in the amount of $763,000.  The Arizona Company removed the case to the United States District Court for the District of Arizona on March 14, 2003 and intends to file an answer denying plaintiffs’ allegations.  It is difficult to predict the outcome of any litigation, as the nature of litigation is always uncertain, but the Arizona Company believes that there exist substantial legal and factual defenses to plaintiffs’ claims and will consequently defend itself vigorously.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of 2002.

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

The Company’s Common Stock has traded on the Nasdaq Stock Market under the symbol “PFCO” since the consummation of the Company’s initial public offering of its Common Stock on October 24, 1997.  The high and low closing prices of the Common Stock on the Nasdaq Stock Market during 2002 and 2001 were as follows:

	High	Low

First Quarter 2002	1.700	0.150
Second Quarter 2002	2.090	0.360
Third Quarter 2002	1.000	0.810
Fourth Quarter 2002	0.900	0.630

First Quarter 2001	2.125	1.250
Second Quarter 2001	3.840	1.080
Third Quarter 2001	3.690	1.700
Fourth Quarter 2001	2.310	1.020

Effective June 26, 2002, PAULA Financial (PFCO) transferred its listing from the NASDAQ National Market to the NASDAQ SmallCap Market.  Currently, the Company’s trading range falls below the minimum $1.00 bid price per share requirement of the NASDAQ SmallCap Market.  PAULA Financial is currently in a grace period for this requirement that extends until June 16, 2003.

Holders of Record

As of March 18, 2003, the Common Stock was held of record by 211 holders.  The Company estimates that the number of beneficial holders of the Common Stock as of such date exceeded 800.

Dividends

The Company did not pay cash dividends to its stockholders prior to the first quarter of 1998.  From the first quarter of 1998 through the fourth quarter of 1999, the Company declared and paid quarterly dividends of $0.04 per share of Common Stock.  Since 2000, the Board of Directors has elected not to declare any cash dividends.

The declaration and payment of dividends is subject to the discretion of the Company’s Board of Directors and will depend upon, among other things, the Company’s results of operations, financial condition, cash requirements, future prospects and capital requirements, general economic and business conditions and other factors deemed relevant by the Board of Directors. The Board of Directors has held discussions regarding the reinstatement of a stockholder dividend and has indicated that at the earliest practical convenience they will consider declaring a regular dividend.  There can be no assurance that the Company will declare and pay dividends in the future. In addition, the Company’s bank loan currently restricts the payment of dividends.

Item 6.  SELECTED FINANCIAL DATA.

The selected data presented below under the captions “Income Statement Data” and “Balance Sheet Data” as of and for each of the years in the five-year period ended December 31, 2002, are derived from the consolidated financial statements of the Company, which financial statements have been audited by KPMG LLP, independent certified public accountants.  The consolidated financial statements as of December 31, 2002 and 2001 and for each of the years in the three-year period ended December 31, 2002, and the report thereon are included elsewhere herein. The selected financial data set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and notes thereto appearing elsewhere herein.

	Years Ended December 31,
	2002	2001 (3)	2000 (3)	1999 (3)	1998 (3)
	(dollars in thousands, except per share data)
Income Statement Data:
Commissions	$11,640	$10,282	$8,924	$7,759	$7,146
Contingent commissions	1,720	1,516	1,608	1,245	1,496
Net investment income	17	158	531	514	1,385
Net realized investment gains (losses) (2)	—	72	(5,248)	(1,314)	(212)
Service fees	80	36	92	267	328
Other	232	54	704	846	778
Total income	13,689	12,118	6,611	9,317	10,921

Salaries and related expenses	7,958	6,377	5,951	5,866	5,046
Interest expense	268	672	1,524	741	—
Other expenses	4,205	4,609	4,675	3,887	4,442
Total operating expenses	12,431	11,658	12,150	10,494	9,488
Equity in net loss of unconsolidated affiliate	—	—	(1,377)	(506)	—
Income (loss) from continuing operations before taxes	1,258	460	(6,916)	(1,683)	1,433
Income tax expense (benefit)	(144)	198	1,530	(473)	562
Income (loss) from continuing operations	1,402	262	(8,446)	(1,210)	871
Loss from operations of discontinued PICO	(1,426)	(38,601)	(15,713)	(19,540)	(10,137)
Income tax benefit	(604)	(7,047)	(4,954)	(7,011)	(4,389)
Loss on discontinued operations	(822)	(31,554)	(10,759)	(12,529)	(5,748)
Net income (loss)	$580	$(31,292)	$(19,205)	$(13,739)	$(4,877)

Earnings (loss) per share (1)
Income (loss) from continuing operations	$0.23	$0.05	$(1.54)	$(0.21)	$0.14
Loss on discontinued operations	(0.13)	(5.58)	(1.97)	(2.14)	(0.92)
Net income (loss)	$0.10	$(5.53)	$(3.51)	$(2.35)	$(0.78)
Weighted average shares outstanding (1)	6,095,617	5,656,278	5,475,170	5,847,836	6,228,479
Earnings (loss) per share - assuming dilution(1)
Income (loss) from continuing operations	$0.22	$0.05	$(1.54)	$(0.21)	$0.14
Loss on discontinued operations	(0.13)	(5.58)	(1.97)	(2.14)	(0.92)
Net income (loss)	$0.09	$(5.53)	$(3.51)	$(2.35)	$(0.78)
Weighted average shares outstanding - assuming dilution (1)	6,150,698	5,656,278	5,475,170	5,847,836	6,228,479

Balance Sheet Data:
Total assets related to continuing operations	$14,300	$13,181	$14,505	$27,367	$15,362
Net assets related to discontinued operations	—	—	37,849	45,277	63,991
Notes payable	2,750	4,051	12,879	16,632	2,667
Total liabilities	6,641	6,799	16,593	21,021	5,822
Net stockholders’ equity	7,659	6,382	35,761	51,623	73,531

(1)          See Note 1 of Notes to Consolidated Financial Statements for a description of the calculation of weighted average shares outstanding and earnings (loss) per share.

(2)          In 2000 includes impairment loss on unconsolidated affiliate.

(3)          Previously reported financial information has been adjusted to reflect the reclassification of the underwriting operation as a discontinued operation.

Quarterly Data

The following is a summary of operations by quarter for the years ended December 31, 2002 and 2001:

	2002
	March 31	June 30	Sept 30	Dec 31
	(dollars in thousands)
Total income	$3,244	$2,928	$3,520	$3,997
Total expenses	2,797	2,702	3,268	3,664
Income from continuing operations	260	122	147	873
Loss on discontinued operations	(48)	(72)	(41)	(661)
Net income	$212	$50	$106	$212
Earnings per share from continuing operations - assuming dilution*	$0.04	$0.02	$0.02	$0.09

	2001
	March 31	June 30	Sept 30	Dec 31
	(dollars in thousands)
Total income	$2,512	$2,581	$3,643	$3,382
Total expenses	2,629	2,543	2,719	3,767
Income from continuing operations	(90)	17	554	(219)
Loss on discontinued operations	210	198	630	(32,592)
Net income (loss)	$120	$215	$1,184	$(32,811)
Earnings (loss) per share from continuing operations - assuming dilution*	$(0.02)	$0.00	$0.09	$(0.04)

*    Quarters do not add to full year due to changes in shares outstanding.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the applicable period.  On an ongoing basis, management evaluates its estimates, assumptions and judgments, including those related to revenue recognition, intangible assets, income taxes, financing arrangements and contingencies.  Management bases its estimates, assumptions and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies, among others, affect its more significant estimates, assumptions and judgments used in the preparation of the consolidated financial statements.

Revenue Recognition. Commission income is recorded on the effective date of the policy or the billing date, whichever is later.  In the case of contingent commissions tied to achieving specified volume levels, revenue is recorded when the related criteria has been met.  Contingent commission income associated with profit sharing arrangements is recorded when known.

Discontinued Operations. As of December 31, 2001, PICO’s Risk Based Capital fell into the “Mandatory Control Level.”  Consequently, on March 12, 2002, PICO and the California DOI entered into an Oversight Agreement which effectively gave the California DOI control over PICO’s operations.  As a result of these events, in the fourth quarter of 2001, the Company began accounting for its investment in PICO using the equity method.  Consequently, PICO’s balance sheet amounts were excluded from the consolidated financial statements as of December 31, 2001 and only the first nine months of PICO’s operating results were reflected in the individual income and expense line items of the consolidated statement of operations.  In the fourth quarter of 2001, the Company wrote its investment in PICO down to $-0-.

On April 26, 2002, the California DOI obtained a conservation order for PICO which was followed on June 21, 2002 by a liquidation order.  Subsequent to the liquation order, the Company provided limited operation support to PICO.  Given the continued activity with PICO through the third quarter of 2002, the Company was precluded from treating PICO as a discontinued operation for accounting purposes.

In the fourth quarter of 2002 the requirements of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets” (“SFAS 144”) for treating a segment as a discontinued operation were met.  Consequently, operating activity related to workers’ compensation underwriting has been reclassified as discontinued operations.  As a result, certain financial information previously issued has been adjusted to give effect to the classification of the PICO business as discontinued operations in accordance with SFAS 144.

Amounts related to discontinued operations in 2002 primarily relate to the write off of PICO receivables and employee severance costs associated with the discontinuance of PICO operations.

Excess of Cost over Net Assets Acquired and Other Intangibles.  In 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”  The impact of adoption was not material to the consolidated financial statements of the Company.

Overview

The Company’s revenues consist primarily of commission income, contingent commission income, and other income. Commission income is earned from Pan Am’s distribution of insurance. Contingent commission income is related to volume and profit sharing arrangements with insurance carriers.

The Company’s expenses consist of salaries and related expenses, interest expense and other general and administrative expenses.

Results of Operations

2002 Compared to 2001

Commission income.  Commission income increased 13.2% to $11.6 million for 2002 from $10.3 million for 2001.  The increase was largely driven by Pan Am’s entry into crop insurance and an increase in the placement of general liability, property, and commercial auto lines of business.  The increase in these lines of business account for more than 90% of the increase in commission income.  Also, contributing to the increase were rate increases on underlying workers’ compensation and accident and health policies.

Contingent commission income.  Contingent commission income increased 13.5% to $1.7 million for 2002 from $1.5 million for 2001.  Contingent commission fluctuates from year to year based on the profitability of the underlying business.

Net investment income.  Net investment income is comprised of interest income on various trustee savings accounts.  Net investment income decreased 89.2% to $17,000 for 2002 from $158,000 for 2001.   The decline is due to a combination of a lower interest rate environment and less funds being held in these interest bearing accounts.

Salaries and related expenses. Salaries and employee benefits increased 24.8% to $8.0 million for 2002 from $6.4 million for 2001.  The increase is due to two primary factors:  the transfer of selected employees from PICO’s payroll to Pan Am in early to mid-2002 and the addition of new employees beginning in July 2002.

Interest expense. Interest expense decreased 60.1% to $268,000 for 2002 from $672,000 for 2001.  The decrease is due to a decline in the outstanding balance of the related note payable.  As of the beginning of 2001, the note payable to bank had a balance of $12.9 million which was reduced to $4.1 million at the beginning of 2002 and further reduced to $2.8 million by the end of 2002.

Operating expenses.  Operating expenses decreased 8.8% to $4.2 million for 2002 from $4.6 million for 2001.   The decrease is primarily due to a decline in amortization expense as the related intangible was fully amortized at the end of 2001.

Income from continuing operations before taxes.  Income from continuing operations before taxes increased to $1.3 million in 2002 from $460,000 in 2001.  The increase was primarily driven by an increase in commission income.

Income taxes on continuing operations.  Income tax benefit on continuing operations for 2002 was $144,000 compared to an expense of $198,000 for 2001.  The effective income tax rates for 2002 and 2001 were (11.4%) and 43.0%, respectively. The total tax expense (benefit) from continuing operations is different from the applicable Federal income tax rate of 34% for the reasons reflected in the following reconciliation ($’s in 000’s):

	2002	2001
Expected tax expense (benefit)	$428	$156
Nondeductible expenses	22	6
State income taxes, net of Federal benefit	132	39
Change in valuation allowance	(525)	—
Alternative minimum tax carryback	(197)	—
Other, net	(4)	(3)
	$(144)	$198

The net deferred tax asset is the amount the Company believes is more likely than not to be realized and is adjusted based on anticipated future operating results and various tax planning strategies.  In 2002, changes in the tax law made available for recovery certain alternative minimum tax payments made for years which were previously closed.

Loss from discontinued operations before taxes.  In 2002, these costs primarily included the write off of PICO receivables and employee severance costs associated with the discontinuance of PICO operations.  In 2001 the loss from discontinued operations largely related to adverse development on prior accident year loss reserves.

Income taxes on discontinued operations.  Income tax benefit on discontinued operations for 2002 was $604,000 compared to $7.0 million for 2001.  The effective income tax rates for 2002 and 2001 were 42.4% and 18.3%, respectively. The total tax benefit from discontinued operations is different from the applicable Federal income tax rate of 34% for the reasons reflected in the following reconciliation ($’s in 000’s):

	2002	2001
Expected tax expense (benefit)	$(484)	$(13,124)
Tax exempt investment income	—	(163)
State income taxes, net of Federal benefit	(128)	—
Change in valuation allowance	—	6,195
Nondeductible expenses	—	42
Other, net	8	3
	$(604)	$(7,047)

Net income (loss).  Net income for 2002 was $580,000 compared to a loss of $31.3 million in 2001.  The 2001 net loss was due to loss from discontinued operations.

2001 Compared to 2000

Commission income.  Commission income increased 15.2% to $10.3 million for 2001 from $8.9 million for 2000. Contributing to the increase was rate increases on underlying workers’ compensation and accident and health policies.

Contingent commission income.  Contingent commission income decreased 5.7% to $1.5 million for 2001 from $1.6 million for 2000.  Contingent commission fluctuates from year to year based on the profitability of the underlying business.

Net investment income.  Net investment income decreased 70.2% to $158,000 for 2001 from $531,000 for 2000.   In 2000, the Company held additional funds in selected investments.  In 2001, these funds were used to make principal payments on the bank note.

Net realized investment gains and losses.  The Company had net realized investment gains of $72,000 for 2001 compared to net realized losses of $5.2 million for 2000.  In 2000, the Company recorded an impairment loss of $3.3 million related to its investment in Montlake Insurance Holdings, LLC (“Montlake”).  This reduced the carrying value of the Company’s investment in Montlake to $-0-.  In 2002, Montlake was liquidated.

Other income. Other income decreased 92.3% to $54,000 for 2001 from $704,000 for 2000.  The decrease is due to the Company’s exit from underwriting selected group medical products.

Salaries and related expenses. Salaries and related expenses increased 7.2% to $6.4 million for 2001 from $6.0 million for 2000.  The increase is due to increased compensation costs under Pan Am’s variable compensation structure, as commission income increases, the associated compensation costs increase.

Interest expense. Interest expense decreased 55.9% to $672,000 for 2001 from $1.5 million for 2000.  The decrease is due to a decline in the outstanding balance of the related notes payable.  As of the beginning of 2000, note payables had a balance of $16.6 million which was reduced to $12.9 million at the beginning of 2001 and further reduced to $4.1 million by the end of 2001.

Operating expenses.  Operating expenses decreased 1.4% to $4.6 million for 2001 from $4.7 million for 2000.

Equity in net loss of unconsolidated affiliate.  Equity in net loss of unconsolidated affiliate was $-0- for 2001 from $1.4 million for 2000.  In 2000, the Company wrote off its investment in the associated investment.  See discussion related to Montlake above.

Income from continuing operations before taxes.  Income from continuing operations before taxes increased to $460,000 in 2001 from a loss of $6.9 million in 2000.  The increase was primarily driven by the elimination of net realized investment losses of $5.2 million and equity in net loss of unconsolidated affiliate of $1.4 million, which were present in 2000, but not in 2001.

Income taxes on continuing operations.  Income tax expense on continuing operations for 2001 was $198,000 compared to $1.5 million for 2000.  The effective income tax rates for 2001 and 2000 were 43.0% and (22.1%), respectively The total tax expense (benefit) from continuing operations is different from the applicable Federal income tax rate of 34% for the reasons reflected in the following reconciliation ($’s in 000’s):

	2001	2000
Expected tax expense (benefit)	$156	$(2,352)
Nondeductible expenses	6	84
State income taxes, net of Federal benefit	39	4
Change in valuation allowance	—	3,797
Other, net	(3)	(3)
	$198	$1,530

Loss from discontinued operations before taxes.  Loss from discontinued operations before taxes was $38.6 million for 2001 and $15.7 million in 2000.  The discontinued operations relate to the Company’s former underwriting operations.  The loss in both periods was driven by adverse development on prior accident years loss reseves.  For the entire year in 2001, PICO experienced an aggregate of approximately $43.1 million in net reserve development compared to $21.2 million in 2000.

Income taxes on discontinued operations.  Income tax benefit on discontinued operations for 2001 was $7.0 million compared to $5.0 million for 2000.  The effective income tax rates for 2001 and 2000 were 18.3% and 31.5%, respectively. The total tax benefit from discontinued operations is different from the applicable Federal income tax rate of 34% for the reasons reflected in the following reconciliation ($’s in 000’s):

	2001	2000
Expected tax expense (benefit)	$(13,124)	$(5,342)
Tax exempt investment income	(163)	(457)
Change in valuation allowance	6,195	813
Nondeductible expenses	42	33
Other, net	3	(1)
	$(7,047)	$(4,954)

Net income (loss).  Net loss for 2001 was $31.3 million compared to $19.2 million in 2000.  The net loss in both years was primarily due to loss from discontinued operations.

Liquidity and Capital Resources

The Parent Company

As a holding company, PAULA Financial’s principal sources of funds are dividends and expense reimbursements from its operating subsidiaries and proceeds from the sale of its capital stock. PAULA Financial’s principal uses of funds are capital contributions to its subsidiaries, payment of operating expenses, and repurchase of Company common stock.

In March 1997, PAULA Financial entered into a Credit Agreement with Bank of the West (formerly Sanwa Bank) providing PAULA Financial with a revolving credit facility of $15.0 million until December 31, 1999. On December 31, 1999, PAULA Financial elected to convert all of the borrowings into a term loan maturing on December 31, 2001. At the date of conversion, the line of credit had an outstanding balance of $15.0 million and an interest rate of 8.5%. The use of the credit facility was for repurchase of the Company’s common stock and investments in new ventures.

On January 30, 2001, the Company and the lender completed negotiations and signed the first Amendment to the Credit Agreement (the “First Amendment”).  Under the terms of the First Amendment, the Company was scheduled to make principal payments of $6.9 million with the $4.4 million balance due on December 31, 2001.  The Company made principal payments totaling $7.2 million in 2001.

On December 31, 2001, the Company and the lender completed negotiations and signed the second Amendment to the Credit Agreement (the “Second Amendment”).  Under the terms of the Second Amendment, the Company made principal payments totaling $1.3 million during 2002 with the remaining principal balance of $2.8 million due on January 1, 2003.

On December 31, 2002, the Company and the lender completed negotiations and signed the third Amendment to the Credit Agreement (the “Third Amendment”).  Under the terms of the Third Amendment, the remaining principal balance, $2.8 million, will be paid over the next two years with the final principal payment due on January 1, 2005.  Balances outstanding under the term loan bear interest at the lender’s prime rate plus 2.0%. As of March 15, 2003, the interest rate is 6.25%.

The Credit Agreement limits the Company’s ability to (i) enter new lines of business; (ii) incur or assume debt; (iii) pay dividends and repurchase or retire capital stock; and (iv) make acquisitions, investments and capital expenditures. Under the terms of the Third Amendment, in the event of default, the interest rate would increase by 2.0%.  Each of PAULA Financial’s non-insurance subsidiaries has guaranteed all obligations of PAULA Financial under the Credit Agreement.  Additionally, the Company has pledged as collateral its stock in PICO.

The Company’s Board of Directors had previously approved a 1,000,000 share repurchase program.  As of December 31, 2002, the Company held 873,500 shares in treasury stock.  On February 20, 2003, the Board of Directors authorized an additional 2,000,000 shares for the share repurchase program.   The Company’s current credit agreement restricts its ability to repurchase capital stock.

Contractual Obligations and Commitments

The following is a summary of the Company’s contractual obligations as of December 31, 2002:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years
	(dollars in thousands)
Debt	$2,750	$1,300	$1,450	$—
Acquisition payable	$706	$106	$600	$—
Operating lease	$1,855	$631	$1,110	$114

Management believes that funds currently available and expected to be generated by agency operations will be sufficient to meet the required principal and interest payments on the term loan.

Operating Subsidiaries

Historically, the sources of funds of the agency operations are cash flows from operating activities and the major use of funds is operating expenses. In the most recent years, operating cash flows at Pan Am have met the agency subsidiaries’ liquidity requirements as well as a substantial portion of the parent company’s cash flow requirements, including debt service requirements.

Related Party Transactions

Since 1999, the Company’s agency operations have outsourced certain backroom functions to a service center operation.  In 2001, a partial owner of this agency, James G. Parker, III, was elected to the Company’s board of directors.  Fees paid by the Company’s agency to the service center were $1.3 million, $1.1 million and $1.0 million for the years ended December 31, 2002, 2001 and 2000, respectively which consisted primarily of direct expense reimbursements.  Additionally, the Company has a $0.7 million minority investment in the related agency.

New Accounting Standards

In December 2002, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock Based Compensation - Transition and Disclosure, an amendment of SFAS 123”. This Statement amends SFAS No. 123, “Accounting forStock Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock basedemployee compensation. In addition, this SFAS amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to the accompanying consolidated financial statements.

Forward-Looking Statements

In connection with, and because it desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers to recognize the existence of certain forward-looking statements in this Form 10-K and in any other statement made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission.  Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments.  Some forward-looking statements may be identified by the use of terms such as “expects,” “believes,” “anticipates,” “intends,” or “judgment.” Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties, many of which are beyond the Company’s control and many of which, with respect to future business decisions, are subject to change.  Examples of such uncertainties and contingencies include, among other important factors, those affecting the insurance industry in general, such as the economic and interest rate environment, legislative and regulatory developments and market pricing and competitive trends, and those relating specifically to the Company and its businesses, such as the level of commission revenue and fee income, and acquisitions of companies or blocks of business.  These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward-looking statements.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The following sections address the significant market risks associated with the Company’s financial activities as of December 31, 2002. Caution should be used in evaluating the Company’s overall market risk from the information below, since actual results could differ materially from the estimates and assumptions used below.

Interest Rate Risk

The Company does not utilize stand-alone derivatives to manage interest rate risks.  The Company has historically utilized a moderate level of corporate borrowings and debt. As of December 31, 2002, notes payable to bank account for 41% of total liabilities.

The table below summarizes the estimated effects of hypothetical increases and decreases in interest rates.  It is assumed that the changes occur immediately and uniformly to each category of instrument containing interest rate risks.  The hypothetical changes in market interest rates reflect what could be deemed best or worst case scenarios.

Interest Rate Risk

	(in thousands)
	Fair Value at December 31, 2002	Hypothetical Change in Interest Rate (bp=basis pts.)	Estimated Fair Value after Hypothetical Change in Interest Rate	Hypothetical Percentage Increase (Decrease) in Stockholders’ Equity
Liabilities:

Note payable to bank	$2,750	100 bp decrease	$2,750	—
		100 bp increase	2,750	—
		200 bp increase	2,750	—

A 100 bp change in interest rate would change interest expense in 2003 by approximately $21,000.

Equity Price Risk

The Company generally does not invest in equity securities for trading purposes.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

PAULA Financial:

We have audited the accompanying consolidated balance sheets of PAULA Financial and subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PAULA Financial and subsidiaries as of December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 141, “Business Combinations” and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” which changed the Company’s method of accounting for goodwill and other intangible assets effective January 1, 2002.

/s/ KPMG LLP

Los Angeles, California
March 7, 2003

PAULA FINANCIAL AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands)

Assets

	December 31,
	2002	2001
Current Assets:
Cash, unrestricted	$439	$559
Cash, restricted	851	1,438
Total cash	$1,290	$1,997

Receivables:
Accounts receivable, net of allowance for uncollectible accounts ($140 and $142 at December 31, 2002 and 2001, respectively)	875	596
Commissions receivable	1,284	1,027
Income tax receivable	141	—
Other	92	18
Total receivables	$2,392	$1,641

Deferred income taxes	1,274	739
Other assets	262	164
	$5,218	$4,541

Non-Current Assets:
Property and equipment, net	266	133
Investment in related party, at cost	703	703
Excess of cost over net assets acquired and other intangibles, net	2,646	2,192
Deferred income taxes	5,368	5,347
Other assets	99	265
	$14,300	$13,181

Liabilities and Stockholders’ Equity

	December 31,
	2002	2001
Current Liabilities:
Due to underwriters and assureds	$1,890	$1,388
Income taxes payable	—	25
Accounts payable and accrued expenses	1,401	1,335
Note payable to bank	1,300	4,051
	$4,591	$6,799
Non-Current Liabilities:
Accounts payable and accrued expenses	600	—
Note payable to bank	1,450	—
	$6,641	$6,799

Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 4,058,823 shares; none issued and outstanding	$—	$—
Common stock, $0.01 par value. Authorized 15,000,000 shares; issued 7,023,379 shares and 6,966,079 shares at December 31, 2002 and 2001, respectively	70	70
Additional paid-in capital	68,294	68,245
Accumulated deficit	(54,405)	(54,985)
Unearned compensation	(26)	(583)
Employee loans for stock purchase	(397)	(488)
	13,536	12,259
Less:
Treasury stock, at cost (873,500 shares at December 31, 2002 and 2001)	(5,877)	(5,877)
Net stockholders’ equity	7,659	6,382

Commitments and contingencies
	$14,300	$13,181

See accompanying notes to consolidated financial statements.

PAULA FINANCIAL AND SUBSIDIARIES

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

	Years ended December 31,
	2002	2001	2000
Income:
Commissions	$11,640	$10,282	$8,924
Contingent commissions	1,720	1,516	1,608
Net investment income	17	158	531
Net realized investment gains (losses)	—	72	(5,248)
Service fees	80	36	92
Other income	232	54	704
	$13,689	$12,118	$6,611
Operating expenses:
Salaries and related expenses	7,958	6,377	5,951
Interest expense	268	672	1,524
Other expenses	4,205	4,609	4,675
	$12,431	$11,658	$12,150

Equity in net loss of unconsolidated affiliate	—	—	(1,377)

Income (loss) from continuing operations before income taxes	1,258	460	(6,916)
Income tax expense (benefit)	(144)	198	1,530
Income (loss) from continuing operations	$1,402	$262	$(8,446)

Discontinued operations:
Loss from operations of discontinued underwriting segment (including loss on disposal in 2002 of $ 495)	(1,426)	(38,601)	(15,713)
Income tax benefit	(604)	(7,047)	(4,954)
Loss on discontinued operations	$(822)	$(31,554)	$(10,759)

Net income (loss)	$580	$(31,292)	$(19,205)

Earnings per share:
Income (loss) from continuing operations	$0.23	$0.05	$(1.54)
Loss on discontinued operations	(0.13)	(5.58)	(1.97)
Net income (loss)	$0.10	$(5.53)	$(3.51)

Earnings per share – assuming dilution:
Income (loss) from continuing operations	$0.22	$0.05	$(1.54)
Loss on discontinued operations	(0.13)	(5.58)	(1.97)
Net income (loss)	$0.09	$(5.53)	$(3.51)

See accompanying notes to consolidated financial statements.

PAULA FINANCIAL AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Dollars in thousands)

	Years ended December 31,
	2002	2001	2000

Net income (loss)	$580	($31,292)	($19,205)

Other comprehensive income from discontinued operations, net of tax:
Unrealized holding gains arising during period (tax impact: 2001:$318, 2000:$1,475)	—	617	2,865
Reclassifications adjustment for realized gains included in net loss (tax impact: 2001:$264, 2000: $887)	—	512	1,721
	$—	$1,129	$4,586
Comprehensive income (loss)	$580	$(30,163)	$(14,619)

See accompanying notes to consolidated financial statements.

PAULA FINANCIAL AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands)

	Number of shares	Common Stock	Additional paid-in capital	Accumulated deficit	Un – earned Compensation	Employee Loans for Stock Purchase	Net unrealized gain (loss) on investments	Treasury stock	Net stockholders’ equity
Balance at December 31, 1999	5,707,467	$63	$67,386	$(4,488)	—	$(570)	$(5,715)	$(5,053)	$51,623
Net loss	—	—	—	(19,205)	—	—	—	—	(19,205)
Common stock awards	212	—	—	—	—	—	—	—	—
Restricted stock forfeitures	(1,900)	—	(15)	—	—	—	—	—	(15)
Repurchase of common stock	(363,800)	—	—	—	—	—	—	(1,228)	(1,228)
Net change in unrealized loss on investments (net of tax)	—	—	—	—	—	—	4,586	—	4,586
Balance at December 31, 2000	5,341,979	$63	$67,371	$(23,693)	—	$(570)	$(1,129)	$(6,281)	$35,761
Net loss	—	—	—	(31,292)	—	—	—	—	(31,292)
Restricted stock awards	629,000	7	874	—	(583)	—	—	—	298
Impact of de-consolidation of PICO	121,600	—	—	—	—	—	—	404	404
Change in employee loans for stock purchases	—	—	—	—	—	82	—	—	82
Net change in unrealized loss on investments (net of tax)	—	—	—	—	—	—	1,129	—	1,129
Balance at December 31, 2001	6,092,579	$70	$68,245	$(54,985)	$(583)	$(488)	$—	$(5,877)	$6,382
Net income	—	—	—	580	—	—	—	—	580
Common stock issued	60,100	—	53	—	—	—	—	—	53
Restricted stock forfeitures	(2,800)	—	(4)	—	—	—	—	—	(4)
Change in employee loans for stock purchases	—	—	—	—	—	91	—	—	91
Change in unearned compensation	—	—	—	—	557	—	—	—	557
Balance at December 31, 2002	6,149,879	$70	$68,294	$(54,405)	$(26)	$(397)	$—	$(5,877)	$7,659

See accompanying notes to consolidated financial statements.

PAULA FINANCIAL AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Years Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$580	$(31,292)	$(19,205)
Loss from discontinued operations	822	31,554	10,759
Income (loss) from continuing operations	1,402	262	(8,446)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	511	814	1,031
Equity in net loss of unconsolidated affiliate	—	—	1,377
Loss on sale of property and equipment	3	40	54
(Gain) loss on sales and calls of equity and fixed maturities	—	(72)	5,248
(Increase) decrease in receivables	(1,679)	1,170	604
(Increase) decrease in deferred income taxes	48	(156)	1,525
Increase (decrease) in accounts payable and accrued expenses	155	(917)	(489)
Decrease in unearned compensation	557	—	—
Other, net	67	(721)	(116)
Net cash provided by operating activities	$1,064	$420	$788
Cash flows from investing activities:
Proceeds from maturities and calls of available for sale fixed maturities	—	—	3,317
Proceeds from sale of property and equipment	—	—	161
Purchase of property and equipment	(259)	(234)	(267)
Adjustment to purchase price of insurance agency	—	217	—
Net cash provided by (used in) investing activities	$(259)	$(17)	$3,211
Cash flows from financing activities:
Payments on note payable to bank	(1,300)	(7,198)	(3,753)
Payments on notes payable	—	(1,629)	—
Issuance of common stock	—	881	—
Repayment of employee loans for stock purchases	91	—	—
Repurchase of common stock	—	—	(1,228)
Retirement of common stock	(4)	—	(15)
Funding of discontinued operations	(299)	(7,954)	11,220
Net cash provided by (used in) financing activities	$(1,512)	$(15,900)	$6,224
Net increase (decrease) in cash	(707)	(15,497)	10,223
Cash at beginning of period	1,997	17,494	7,271
Cash at end of period	$1,290	$1,997	$17,494

See accompanying notes to consolidated financial statements.

PAULA FINANCIAL AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

(1)  Summary of Significant Accounting Policies

Description of Operations

PAULA Financial and subsidiaries (collectively, “the Company”) is a California-based specialty distributor of commercial insurance products. The Company’s agency operations place a full array of commercial insurance products for their customers. In addition, the Company owns a third party administration operation which has minimal operations.

In 2002, approximately 93% of the Company’s agency commission revenue was generated in the state of California compared to 89% in 2001.  In 2002, approximately 45% of commission revenue was derived from the workers’ compensation line of business compared to 52% in 2001.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of PAULA Financial and its wholly owned subsidiaries. The principal subsidiaries are: Pan American Underwriters, Inc., Pan American Underwriters Insurance Agents and Brokers, Inc., and PAULA Trading Company Insurance Agents and Brokers, Inc. (agency operations) and Pan Pacific Benefit Administrators, Inc. (third-party administration operation).   All significant intercompany balances and transactions have been eliminated in consolidation.

As discussed further in Note 9 - Discontinued Operations, prior to 2002 the Company also underwrote workers’ compensation insurance through its subsidiary PAULA Insurance Company (“PICO).  Additionally, in 2001, the Company liquidated its investment in PAULA Assurance Company (“PACO”) and surrendered its insurance license to the state of California.  Prior to the liquidation, the Company wrote limited group medical products through PACO.  Agri-Comp Insurance Agency, Inc. and PAULA Mexico S.A. de C.V. are inactive subsidiaries.

Where necessary, prior years’ information has been reclassified to conform to the 2002 presentation.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and revenues and expenses for the period. Actual results could differ significantly from those estimates.

Cash

In certain instances, the agency operations invoice the customer for the full premium amount and remit payment, less commission, to the insurance companies. Restricted cash consists of premiums collected by the agencies but not yet remitted to insurance companies which is restricted as to use by law in the states in which the agencies operate.  The balance sheet account balances related to accounts receivable and due to underwriters and assured are also associated with this activity.

Revenue Recognition

Commission income is recorded on the effective date of the policy or the billing date, whichever is later. In the case of contingent commissions tied to achieving specified volume levels, revenue is recorded when the related criteria has been met.  Contingent commission income associated with profit sharing arrangements is recorded when known.

Property and Equipment

Office furniture and equipment is depreciated over the estimated useful lives of the respective assets, primarily using the modified accelerated cost recovery system (which approximates the double-declining-balance method). Automobiles are depreciated on a straight-line basis. Principal estimated useful lives used in computing the depreciation provisions are five to seven years for furniture and equipment and three to five years for automobiles. Leasehold improvements are depreciated on a straight-line basis over the term of the lease or the estimated useful life of the improvement if less than the lease term.

The following table summarizes property and equipment by classification:

	December 31,
	2002	2001
Property and equipment, at cost:
Office furniture, fixtures and equipment	3,200	3,131
Automobiles	99	—
Leasehold improvements	27	52
	3,326	3,183
Less accumulated depreciation	(3,060)	(3,050)
Net property and equipment	$266	$133

Investment in Unconsolidated Affiliate

In early 1999, the Company made an investment in Montlake Insurance Holdings, LLC (“Montlake”), the parent company of Montlake Casualty Company, Ltd., a specialty workers’ compensation insurance company.  The Company made an initial investment of $5,500 for a 21% equity position.  The Company accounted for its investment in Montlake using the equity method.  Based on Montlake’s unfavorable 2000 operating results, the Company recorded an impairment loss of $3,273 to reduce the carrying value of its investment in Montlake to   $-0- as of December 31, 2000.  In 2002, Montlake was liquidated.

Excess of Cost over Net Assets Acquired and Other Intangibles

Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount.

As required by SFAS 142, the Company has completed an annual goodwill impairment test on its reporting units and has determined that each of its reporting units has a fair value in excess of its carrying value. Accordingly, no goodwill impairment has been recorded.

Beginning on January 1, 2002, the Company ceased recording goodwill amortization in accordance with SFAS 142. The following table reconciles reported net earnings and net earnings per share to adjusted net earnings and net earnings per share:

	Years ended December 31,
	2002	2001	2000
Reported net income (loss)	$580	$(31,292)	$(19,205)
Add back: Amortization of excess of cost over net assets acquired	—	30	30
Add back: Tax effect of amortization of excess of cost over net assets acquired	—	(10)	(10)
Adjusted net income (loss)	$580	$(31,272)	$(19,185)

Earnings (loss) per share:
Net income (loss)	$0.10	$(5.53)	$(3.51)
Amortization of excess of cost over net assets acquired	—	—	—
Tax effect of amortization of excess of cost over net assets acquired	—	—	—
Adjusted net income (loss)	$0.10	$(5.53)	$(3.51)

Earnings (loss) per share – assuming dilution:
Net income (loss)	$0.09	$(5.53)	$(3.51)
Amortization of excess of cost over net assets acquired	—	—	—
Tax effect of amortization of excess of cost over net assets acquired	—	—	—
Adjusted net income (loss)	$0.09	$(5.53)	$(3.51)

At December 31, 2002 and 2001, excess of cost over net assets acquired was $1,670 and $750, respectively, less accumulated amortization of $80 in both 2002 and 2001.  In accordance with SFAS 142, the Company ceased recording goodwill amortization beginning on January 1, 2002.

Prior to the adoption of SFAS 142, excess of cost over net assets acquired was amortized on a straight-line basis over twenty five years and assessed for recoverability by an analysis of the undiscounted future cash flows generated by the underlying assets.

Other intangible assets, which consist mainly of contracts not to compete and expiration lists, are amortized on a straight-line basis over periods not to exceed seven years.  At December 31, 2002 and 2001, other intangible assets were $2,739 and $2,816, respectively, less accumulated amortization of $1,683 and $1,294, respectively.  Aggregate amortization expense for the years ended December 31, 2002 and 2001 was $389 and $725, respectively.  Estimated amortization expense for the next five years is $332 in 2003, $288 in 2004, $288 in 2005, $266 in 2007 and $10 in 2008.

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

The fair values of the note payable to bank is estimated using discounted cash flow analyses based on current market interest rates. The estimated fair value approximates the related carrying value.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity during a period except those resulting from investments by stockholders and distributions to stockholders. In 2001 and 2000, the Company’s only component of other comprehensive income (loss) relates to unrealized gains and losses on investments from discontinued operations.  The Company has included consolidated statements of comprehensive income (loss) in the accompanying consolidated financial statements.

Earnings per Share (“EPS”)

The EPS calculations for the years ended December 31, 2002, 2001 and 2000 were based upon the weighted average number of shares of common stock outstanding.  The EPS - assuming dilution calculations were based upon the weighted average number of shares of common stock outstanding adjusted for the effect of convertible securities, and options and warrants considered common stock equivalents.  Stock options and warrants are considered to be common stock equivalents, except when their effect is antidilutive.

The following table reflects the weighted average shares of common stock outstanding used in the EPS calculation as well as the EPS - assuming dilution calculation. (In loss periods options are excluded from the calculation of EPS-assuming dilution as the inclusion of such options would have an antidilutive effect.)

	Years ended December 31,
	2002	2001	2000

Shares used in EPS calculation	6,095,617	5,656,278	5,475,170
Impact of options	55,081	—	—
Shares used in diluted EPS calculation	6,150,698	5,656,278	5,475,170

Stock options to purchase 20,000 shares that were outstanding as of December 31, 2002 were not included in the computation of earnings per share for 2002 and 2001 as inclusion of such shares would be antidilutive.

Stock-Based Compensation

The Company’s stock-based employee compensation plans are described more fully in Note 5.  The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“Opinion 25”), and related interpretations in accounting for its employee stock options and adopt the disclosure requirements of Statement of Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Had compensation cost for the Company’s stock-based compensation plan been reflected in the accompanying consolidated financial statements based on the fair value at the grant dates for option awards consistent with the method of SFAS 123, the Company’s net income would have been reduced to the pro forma amounts indicated below:

	Years ended December 31,
	2002	2001	2000
Net income (loss):
As reported	$580	$(31,292)	$(19,205)
Pro forma	$519	$(31,317)	$(19,324)

Income (loss) per share:
As reported	$0.10	$(5.53)	$(3.51)
Pro forma	$0.09	$(5.54)	$(3.53)

Income (loss) per share - assuming dilution:
As reported	$0.09	$(5.53)	$(3.51)
Pro forma	$0.08	$(5.54)	$(3.53)

The fair value for options granted in 2002, 2001 and 2000 was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:  risk free interest rate of 3% in 2002 and 2001 and 6.0% in 2000, average option exercise period of seven years, and a volatility factor of 50%.  The fair value per option was $0.25, $0.98 to $1.14, $1.55 for options granted in 2002, 2001 and 2000, respectively.

In December 2002, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock Based Compensation - Transition and Disclosure, an amendment of SFAS 123”. (“SFAS 148”) SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included above.

Discontinued Operations

In the accompanying consolidated financial statements, operating activity related to workers’ compensation underwriting have been reclassified as discontinued operations.  As a result, certain financial information previously issued has been adjusted to give effect to the classification of the PICO business as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets” (“SFAS 144”).

(2)  Note Payable to Bank

On March 31, 1997, the Company entered into a $15,000 unsecured line of credit with a commercial bank. On December 31, 1999, the Company elected to convert all of the borrowings into a term loan maturing on December 31, 2000.  At the date of conversion, the line of credit had an outstanding balance of $15,000.

On January 30, 2001, the Company and the lender completed negotiations and signed an Amendment to the Credit Agreement (the “First Amendment”).  Under the terms of the First Amendment, the Company was scheduled to make principal payments totaling $6,874 during 2001.  The remaining principal balance of $4,376 was due on December 31, 2001.  The Company made principal payments totaling $7,198 in 2001.

On December 31, 2001, the Company and the lender completed negotiations and signed a second Amendment to the Credit Agreement (the “Second Amendment”).  Under the terms of the Second Amendment, the Company made principal payments totaling $1,300 during 2002 with the remaining principal balance of $2,750 due on January 1, 2003.

On December 31, 2002, the Company and the lender completed negotiations and signed a third Amendment to the Credit Agreement (the “Third Amendment”).  Under the terms of the Third Amendment, the loan balance will be paid over the next two years with the final principal payment due January 1, 2005.  Balances outstanding under the term loan bear interest at the lender’s reference rate plus 2.0%.  As of March 7, 2003, the interest rate was 6.25%.

Aggregate annual commitments under notes payable to bank are as following as of December 31, 2002 :

2003	$1,300
2004	1,450

The loan agreement limits the Company’s ability to (i) enter new lines of business; (ii) incur or assume debt; (iii) pay dividends and repurchase or retire capital stock; and (iv) make acquisitions, investments and capital expenditures. Each of the Company’s non-insurance subsidiaries has guaranteed all obligations of PAULA Financial under the Credit Agreement.  Additionally, under the terms of the First Amendment, the Company has pledged as collateral its stock in PICO.

Management believes that funds currently available and expense reimbursements and dividends from its operating subsidiaries will be sufficient to meet the required principal and interest payments.

(3)  Income Taxes

The Company and its subsidiaries file a consolidated Federal income tax return. Income tax expense (benefit) from continuing operations for the years ended December 31, 2002, 2001 and 2000 is shown as follows:

Years ended December 31,	Federal	State	Total

2002:
Current	$(197)	$5	$(192)
Deferred	48	—	48
	$(149)	$5	$(144)
2001:
Current	$(673)	$58	$(615)
Deferred	813	—	813
	$140	$58	$198
2000:
Current	$—	$6	$6
Deferred	1,524	—	1,524
	$1,524	$6	$1,530

The total tax expense (benefit) from continuing operations is different from the applicable Federal income tax rate of 34% for the reasons reflected in the following reconciliation:

	Years ended December 31,
	2002	2001	2000

Expected tax expense (benefit)	$428	$156	$(2,352)
Nondeductible expenses	22	6	84
State income taxes, net of Federal benefit	132	39	4
Change in valuation allowance	(525)	—	3,797
Alternative minimum tax carryback	(197)	—	—
Other, net	(4)	(3)	(3)
	$(144)	$198	$1,530

Temporary differences which give rise to a significant portion of deferred tax assets and liabilities are as follows:

	December 31
	2002	2001
Deferred tax assets:
Net operating loss carry forward	27,996	30,106
Other	1,292	1,086
Gross deferred tax assets	29,288	31,192
Less valuation allowance	(22,646)	(25,106)
Deferred tax assets	$6,642	$6,086
Gross deferred tax liabilities	$—	$—
Net deferred tax asset	$6,642	$6,086

The net operating loss carry forward includes losses generated by PICO which are available to offset future taxable income of the Company.  As of December 31, 2002 and 2001, the Company has established a $22,646 and $25,106, respectively, valuation allowance related to the net operating loss carry forward.

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

The Company received Federal income tax refunds of $92, $672 and $326 during the years ended December 31, 2002, 2001 and 2000, respectively.

At December 31, 2002, the Company had a tax net operating loss carry forward of $82,341 that begins to expire in 2018.

(4)  Stockholders’ Equity

In September 1998, the Board of Directors adopted a Stockholder Rights Plan (“Rights Plan”).  The Rights Plan provided for the distribution of one Right for each share of common stock outstanding on October 1, 1998.  The Rights Plan provides that if any person acquires 10% or more of the Company’s common stock, each Right (other than the Rights held by the 10% stockholder) will become exercisable to purchase PAULA common stock with a value equal to two times the Right’s exercise price.  In addition, if on or after such event the Company is merged out of existence or 50% or more of its assets or earning power are sold, each Right (other than Rights held by the 10% stockholder) will become exercisable to purchase common shares of the acquiring corporation with a value equal to two times the Right’s exercise price.  The Rights expire in ten years unless previously triggered and are subject to redemption by the Board of Directors prior to being triggered.

(5)  Employee Benefit Plans

The Company maintains a 401(k) plan covering substantially all employees. Employees may contribute up to 17% of their compensation. The Company makes a matching contribution of 50% of the employee contribution, limited to 6% of compensation. Total employer costs for continuing operations under the plan were $154, $177 and $103 for the years ended December 31, 2002, 2001 and 2000, respectively.

Employees of the Company receive an annual year-end bonus. Amounts expensed under bonus programs related to continuing operations were $95, $360 and $33 for the years ended December 31, 2002, 2001 and 2000, respectively.

In 1998, the Company implemented a key employee/consultant loan program which provides funds exclusively for the borrowers’ purchase of Company stock.  The Company has authorized loans of up to $1,000.  The loans are full recourse, bear interest at the rate of 8.5% per annum, payable quarterly, and are secured by the stock purchased.  The loan program was reviewed and approved by the Compensation Committee of the Board of Directors.  As of December 31, 2002 and 2001, the Company had outstanding loans in the principal amount of $450 and $570, respectively.  Beginning in the second quarter of 2001 and extending through the end of 2002, the Company has granted an interest holiday to loan program participants.  The carrying value of the related notes has been adjusted to reflect the discounted value of the loans.  Loan balances under this program are reflected in the equity section of the accompanying consolidated financial statements.

In 1994, the Company adopted a stock incentive plan, reserving 550,000 shares of common stock, which provides for granting of stock options and restricted stock bonuses to officers and directors and key employees of the Company. Options and restricted stock are granted at the discretion of the Executive Compensation Committee of the Board of Directors.   At December 31, 2002, 3,233 shares of common stock were available for issuance under the 1994 plan.

In 1997, the Company adopted its 1997 Stock Incentive Plan, reserving 200,000 shares of common stock. In 2001, shares authorized under the 1997 plan were increased to 900,000 shares. At December 31, 2002, 313,310 shares of common stock were available for issuance under the 1997 plan. In the past, the Company has issued options to purchase shares of common stock to officers and directors of the Company outside the Plan.  The options were granted at fair value as determined by the Executive Compensation Committee of the Board of Directors.

Stock options vest either immediately or over periods not to exceed five years and carry an exercise price equal to or in excess of the fair market value of the common stock on the date of grant. The stock options are generally exercisable for a ten-year term.

There were no changes in the status of options granted under the 1994 plan for 2002.  Changes in the status of options granted under the 1994 plan for 2001 and 2000 are summarized as follows:

2001
	Shares	Exercise price	Weighted average exercise price
Beginning of year	391,875	$7.88-23.13	$9.44
Granted	—	—	—
Canceled	(391,875)	$7.88-23.13	$9.44
Exercised or redeemed	—	—	—
End of year	—	—	—
Exercisable	—	—	—

	2000
	Shares	Exercise price	Weighted average exercise price
Beginning of year	395,875	$7.88-23.13	$9.48
Granted	—	—	—
Canceled	(4,000)	$13.50	$13.50
Exercised or redeemed	—	—	—
End of year	391,875	$7.88-23.13	$9.44
Exercisable	388,475	$7.88-23.13	$9.32

Changes in the status of options granted under the 1997 plan are summarized as follows:

	2002
	Shares	Exercise price	Weighted average exercise price
Beginning of year	120,000	$1.80-2.10	$2.05
Granted	364,126	$0.46	$0.46
Canceled	(100,000)	$2.10	$2.10
Exercised or redeemed	—	—	—
End of year	384,126	$0.46-1.80	$.53
Exercisable	346,626	$0.46-1.80	$.54

	2001
	Shares	Exercise price	Weighted average exercise price
Beginning of year	90,250	$2.62-9.00	$8.50
Granted	120,000	$1.80-2.10	$2.05
Canceled	(90,250)	$2.62-9.00	$8.50
Exercised or redeemed	—	—	—
End of year	120,000	$1.80-2.10	$2.05
Exercisable	35,000	$1.80-2.10	$2.01

	2000
	Shares	Exercise price	Weighted average exercise price
Beginning of year	85,250	$9.00	$9.00
Granted	5,000	$2.62	$2.62
Canceled	—	—	—
Exercised or redeemed	—	—	—
End of year	90,250	$2.62-$9.00	$8.50
Exercisable	48,000	$2.62-$9.00	$8.77

There were no changes in the status of options granted outside the plans for 2002.  Changes in the status of options granted outside the plans for 2001 and 2000 are summarized as follows:

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

In 2001 the Company offered current employees, directors and consultants the opportunity to exchange outstanding options for shares of restricted stock.  In conjunction with the program, options to purchase 629,000 shares of stock, which were originally granted both inside and outside the plans, were canceled and exchanged for 629,000 shares of restricted stock. The fair value of the restricted shares was $1.40 per share, the closing price of the common stock as of the date the  Board of Directors approved the exchange program.  The restricted stock generally vests over a two year period with one-third of the grant vesting immediately.  The unvested portion of the restricted stock grant is included in unearned compensation in the accompanying consolidated financial statements.

(6)  Commitments and Contingencies

The Company leases buildings for its home office and certain other premises under long-term operating leases that expire in various years to 2007. Certain of these leases contain renewal provisions. Rent expense for continuing operations was $730, $759 and $782 for the years ended December 31, 2002, 2001 and 2000, respectively.

Approximate aggregate minimum rental commitments under operating leases at December 31, 2002 are as follows:

2003	$631
2004	461
2005	375
2006	274
2007	114

In the ordinary course of business, the Company’s subsidiaries are defendants in various lawsuits.  Pan American Underwriters Insurance Agents and Brokers, Inc. (the “Arizona Company”) has been named as a defendant in a civil action filed with the Arizona Superior Court related to the failure of a multiple employer welfare arrangement for which the Arizona Company acted as an agent.  The Arizona Company was served on February 12, 2003.  The Arizona Company intends to file an answer denying plaintiff’s allegations.  Management believes that the ultimate disposition of the litigation will not result in a material impact to the financial position or operating results of the Company.

(7)  Related Party Transactions

Since 1999, the Company’s agency operations have outsourced certain backroom functions to a service center operation.  In 2001, a partial owner of this agency was elected to the Company’s board of directors.  Fees paid by the Company’s agency to the service center were $1,251, $1,123 and $1,042 for the years ended December 31, 2002, 2001 and 2000, respectively.  These fees primarily relate to direct expense reimbursement.  Additionally, the Company has a $703 minority investment in the agency which is a long-term investment accounted for under the cost basis.

(8)  Acquisitions

In July 2002, the Company successfully recruited an experienced, large account agribusiness producer to the organization.  As part of the agreement, the Company agreed to purchase his business.  As structured, the Company will acquire the business as related accounts are renewed.  No cash was paid by the Company in 2002 related to the acquisition of this business, but the Company did issue 60,000 shares of common stock.  Balances owing under the arrangement will be paid over a five year period.  As of December 31, 2002, the obligation related to this transaction was $706 with $106 of the balance due in 2003.

(9)  Discontinued Operations

Historically, the Company underwrote workers compensation insurance products through its underwriting subsidiary, PICO.  On February 28, 2002, the Company announced that PICO would voluntarily cease underwriting workers’ compensation insurance in all jurisdictions.  The decision came as a result of claims reserve development primarily relating to accident years 1997-1999 on California workers’ compensation business.  In the fourth quarter of 2001, PICO posted an increase to prior year reserves of $37 million.  This reserve increase caused PICO’s Risk Based Capital to fall into the “Mandatory Control Level.”  As a result, on March 12, 2002, the Company and the California Department of Insurance (“California DOI”) entered into an agreement of regulatory oversight (“Oversight Agreement”).

The Oversight Agreement generally provided that all of the ongoing operations of PICO were subject to California DOI regulatory control.  More specifically the Oversight Agreement provided, most significantly, that the California DOI would appoint a Special Deputy Examiner to provide supervision and regulatory oversight, limited PICO’s ability to enter transactions with any affiliated company without the prior approval of the California DOI, restricted PICO’s ability to pay dividends to PAULA Financial without prior approval of the California DOI and restricted PICO’s ability to consummate transactions outside the normal course of business or to incur debt without prior approval of the California DOI.  Additionally, PICO could not write any new or renewal business of any type without the prior approval of the California DOI.

The Oversight Agreement remained in effect until April 26, 2002.  On that date, the California DOI obtained a court order appointing the Insurance Commissioner of the State of California (the “Commissioner”) the conservator of PICO.  In accordance with the order the Commissioner took possession of the property, business, books, records, accounts and offices occupied by PICO.  Additionally, the Commissioner assumed responsibility for conducting the business operations of PICO.  On June 21, 2002, the Commissioner obtained a liquidation order.

Subsequent to the liquidation order, the Company provided limited operational support to PICO.  For example, the Company provided payroll and human resource department support into the third quarter of 2002 and Pan Am had inforce premiums on PICO’s books until all policies were cancelled in July 2002.  Subsequent to that date there was on-going involvement with PICO related to the separation of previously commingled locations.  Given the continued activity with PICO through the third quarter of 2002, the Company was precluded from treating PICO as a discontinued operation for accounting purposes.  In the fourth quarter of 2002 the requirements of SFAS 144 for treating a segment as a discontinued operation were met.  Consequently, the accompanying consolidated financial statements for current and prior periods have been adjusted to reflect the operations of PICO as discontinued operations.

California insurance regulation provides that when an insurance company is deemed insolvent, the state steps in and assumes control of all operations of the insurance company, including a provision for any shortfall in funds to pay claims. The California Insurance Guaranty Association is the entity responsible for all policyholder claims obligations of insolvent insurance companies.  Because PAULA Financial has no continuing legal obligation, the Company has made no provision for the excess of liabilities over assets of PICO as of December 31, 2002.

The following disclosures relate to the discontinued underwriting operations:

Summary

As a result of the events described above, in the fourth quarter of 2001, the Company began accounting for its investment in PICO using the equity method.  Consequently, PICO’s balance sheet amounts are excluded from the consolidated financial statements at December 31, 2002 and 2001 and the operating results summarized below only reflect the result of PICO’s operation in the individual income and expense line items for the first nine months of 2001 while the fourth quarter activity is reflected as equity in net loss of PICO.  As of December 31, 2001, PAULA Financial was carrying its investment in PICO at $-0-.

Amounts included in discontinued operations for the year ended December 31, 2002, primarily relate to the write off of PICO receivables and employee severance costs associated with the discontinuance of PICO operations.

The following income statement activity summarize amounts included in discontinued operations for the years ended December 31, 2001 and 2000:

	2001	2000
Income:
Premiums earned	$33,000	$97,480
Investment income	5,478	9,780
Realized investment gains	902	(344)
Other	—	357
	39,380	107,273
Expenses:
Losses and loss adjustment expenses incurred	28,633	96,125
Dividends provided for policyholders	114	297
Operating	9,269	26,564
	38,016	122,986

Equity in net loss of PICO	(39,965)	—

Loss before income tax expense	(38,601)	(15,713)
Income tax expense	7,047	(4,954)
Net loss	$(31,554)	$(10,759)

Investments

The premium and discount on fixed maturities and collateralized mortgage obligations were amortized using the interest method.  Amortization and accretion of premiums and discounts on collateralized mortgage obligations were adjusted for principal paydowns and changes in expected maturities.  Investments in which a decline in market value was deemed other than temporary were reduced to the estimated realizable value through a charge to income.

Realized gains and losses on sales of investments were computed on the specific-identification basis.

Net investment income is summarized as follows:

	Years ended December 31,
	2001	2000
Interest on fixed maturity securities	$4,902	$7,692
Interest on short-term investments	790	1,629
Dividends	99	773
	5,791	10,094
Less investment expenses	(213)	(314)
	$5,578	$9,780

Net realized investment gains (losses) are as follows:

	Years ended December 31,
	2001	2000
Fixed maturities:
Gross realized gains	$1,282	$—
Gross realized losses	(210)	(41)

Common stock:
Gross realized gains	—	—
Gross realized losses	(170)	(303)
	$902	$(344)

Revenue Recognition

Premiums were earned by the insurance company on a monthly pro rata basis over the terms of the policies.  Premiums were generally written on policies with a one year term.

Unpaid Losses and Loss Adjustment Expenses

The liability for unpaid losses and loss adjustment expenses represents (a) case basis estimates of reported losses and loss adjustment expenses and (b) estimates based on past experience of unreported losses and loss adjustment expenses, net of anticipated salvage and subrogation.

There was a high level of uncertainty inherent in the evaluation of the liability for unpaid losses and loss adjustment expenses. The ultimate costs of such claims are dependent upon future events, the outcomes of which are affected by many factors. Loss reserving procedures and settlement philosophy, current and perceived social and economic factors, inflation, current and future court rulings and jury attitudes, and many other economic, scientific, legal, political and social factors can all have significant effects on the ultimate costs of claims. Changes in Company operations and management philosophy also caused actual developments to vary from the past.

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	2001	2000
Balance at beginning of period	$152,577	$158,737
Less reinsurance recoverable on unpaid losses and loss adjustment expense	20,867	11,519
Net balance at beginning of period	$131,710	$147,218
Incurred related to:
Current period	26,821	74,908
Prior periods	1,812	21,217
Total incurred	$28,633	$96,125
Impact of de-consolidation of PICO	(89,213)	—
Paid related to:
Current period	8,497	25,705
Prior periods	62,633	85,928
Total paid	$71,130	$111,633
Net balance at end of period	—	131,710
Plus reinsurance recoverable on unpaid losses and loss adjustment expenses	—	20,867
Balance at end of period	$—	$152,577

As previously discussed, PICO was de-consolidated in the fourth quarter of 2001, consequently, the above schedule only includes activity through September 30, 2001.  In the fourth quarter of 2001, PICO recorded a $37 million increase to prior year reserves.

The continued reserve development on prior accident years related primarily to the 1998-2000 accident years.  The adverse development related primarily to the California operations.  Similar to the claims development experienced by the California workers’ compensation insurance industry in general, PICO saw ongoing expansion in incurred claims values, primarily related to medical inflation and litigation activity. Also contributing to the adverse loss reserve development on the 1999 and 2000 accident years were the Texas operations.

The unfavorable incurred development for prior periods in 2000 in the liability for unpaid losses and loss adjustment expenses was principally due to reserve development on the 1998 accident year. The continued development on the 1998 accident year was largely attributable to extended claim durations for the California book of business.  To a lesser extent, the 1999 accident year also had adverse reserve development, principally related to experience in Texas.

Policyholder Dividends

Participating workers’ compensation policies represented approximately 25% of net written premium for the years ended December 31, 2001 and 2000. Dividends were recorded as a liability based on estimates of ultimate amounts expected to be declared by PICO’s Board of Directors, at their discretion.

Reinsurance

The maximum retention for each loss occurrence on workers’ compensation policies was $250 subject to  $2,000 in annual aggregate losses on the $250 excess $250 layer.  In July 2000, PICO modified the terms of the deductible from a fixed $2,000 to 2.0% of earned premium.

Effective July 1, 2000, PICO entered into a variable rate quota share agreement with the Insurance Corporation of Hannover (ICH).  For the years ended December 31, 2001 and 2000, PICO ceded 10% of policy year 2001 and 2000 earned premium to ICH. The contract with ICH was terminated effective January 1, 2002.

Effective January 1, 2001, PICO entered into a quota share agreement with Everest Reinsurance Company (Everest Re).  Under the terms of the agreement, PICO ceded a minimum of 30% and had the option to cede up to a maximum of 50% of policy year 2001 earned premium to Everest Re.  During the first six months of 2001, PICO ceded 50% of policy year 2001 earned premium to Everest Re.  For the last six months of 2001, the quota share was adjusted to 30% of policy year 2001 earned premium. Effective January 1, 2002, the contract with Everest Re was canceled.

The following amounts have been deducted from PICO’s discontinued operations as a result of reinsurance ceded:

	Years ended December 31,
	2001	2000

Premiums earned	$22,225	$6,526
Losses and loss expenses incurred	$14,847	$11,408
Operating expenses	$6,286	$1,192

Balances Due from PICO

A cost reimbursement allocation agreement among affiliates was in effect from March 1, 1992 through mid-2002 for administration, human resources, data processing services and facility utilization.  Additionally, from April 2001 to June 2002, the Company’s TPA provided operational services to PICO.  Services performed by the TPA included claims adjudication, underwriting, policyholder services, business development and loss control.  As of December 31, 2002, the Company had balances owing from PICO under these cost reimbursement agreements totaling $446.  The Company intends to pursue all available avenues for recovering such balances but given the nature of the receivable the Company has established a valuation allowance for the full amount of the outstanding balance.  The expense associated with this allowance is included in discontinued operations for the year ended December 31, 2002.

Additionally, the Company’s agencies placed business with PICO.  As of December 31, 2002 the agencies had commissions receivable from PICO totaling $481.  The Company intends to pursue all available avenues for recovering such balances but given the nature of the receivable the Company has established a valuation allowance for the full amount of the outstanding balance.  The expense associated with this allowance is included in discontinued operations for the year ended December 31, 2002.

Related Party Transactions

In 2001, the shareholders elected to the Company’s board of directors Mr. James G. Parker, III who also has a significant ownership interest in an agency that placed business with PICO. Commissions paid by PICO to this agency were $603 and $814 for the years ended December 31, 2001 and 2000, respectively.

Additionally, in 2001, the shareholders elected to the Company’s board of directors Mr. Joel Geddes, Jr. who also has a significant ownership interest in an agency that placed business with PICO. Commissions paid by PICO to this agency were $98 and $89 for the years ended December 31, 2001 and 2000, respectively.

Employee Benefit Plans

PAULA Financial maintains a 401(k) plan covering substantially all employees. Employees may contribute up to 17% of their compensation. The Company makes a matching contribution of 50% of the employee contribution, limited to 6% of compensation. Total employer costs related to discontinued operations under the plan were $80 and $185 for the years ended December 31, 2001 and 2000, respectively.

Employees of the Company receive an annual year-end bonus. Amounts expensed under bonus programs related to discontinued operations were $209 and $247 for the years ended December 31, 2001 and 2000, respectively

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information called for by this item is incorporated by reference to the Company’s definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year covered by this Report on Form 10-K.

Item 11.  EXECUTIVE COMPENSATION.

The information called for by this item is incorporated by reference to the Company’s definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year covered by this Report on Form 10-K.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information called for by this item is incorporated by reference to the Company’s definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year covered by this Report on Form 10-K.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information called for by this item is incorporated by reference to the Company’s definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year covered by this Report on Form 10-K.

Item 14.  CONTROLS AND PROCEDURES

Controls and Procedures

The Company’s Chief Executive Officer and Vice President Finance have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date 90 days prior to the filing date of this annual report (the “Evaluation Date”).  Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

Changes in Internal Controls

Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls.

III-I

Part IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES  AND REPORTS ON FORM 8-K.

Financial Statements, Financial Statement Schedules and Exhibits:

1.             Financial Statements:  See the Consolidated Financial Statements included herein under Part I, Item 8.

2.             Financial Statement Schedules:  The following Consolidated Financial Statement schedules are attached hereto at the end of this Report on Form 10-K:

Schedule No.	Description

II	Valuation and Qualifying Accounts and Reserves
V	Supplemental Property and Casualty Insurance Information

3.             Exhibits:

Exhibit No.	Description

2.1	Asset Purchase Agreement dated December 8, 1994 by and between Registrant, Oregon Ag Insurance Services, Inc., Agri-Comp. Inc., Oregon-Comp. Inc. and Oregon Risk Management, Inc.*
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
2.7

Superior Court of the State of California for the County of Los Angeles Order Appointing Conservator and Restraining Orders, Insurance Commissioner of the State of Calilfornia, Applicant v. PAULA Insurance Company, Respondent.@

3.1	Certificate of Incorporation of Registrant.**
3.2	Certificate of Designations of Series B Junior Participating Cumulative Preferred Stock of Registrant***
3.3	Bylaws of Registrant.*
4.1	Reserved.
4.2	Specimen certificate of Common Stock, including legend evidencing attached Stock Purchase Rights.***

10.1

Lease for Registrant’s Pasadena, California office, between Pasadena Gateway Plaza, as Lessor, and PAU, as Lessee, dated January 1, 1989 and last amended May 12, 1995 and the Assignment and Assumption of Lease and Consent between LACERA Gateway Property, Inc., PAU and PICO.*

10.2	Lease for Registrant’s Lake Oswego, Oregon office, dated September 23, 1996 and amended May 13, 1997 between WCB Thirty-Two Limited Partnership, as Lessor, and PICO, as Lessee.*
10.3	Lease for Registrant’s Fresno, California office dated October 18, 1994 and amended January 10, 1997 between Altaffer Survivor Trust, as Lessor, and PAU, as Lessee.*
10.4	Agreement of Reinsurance, No. 7448, dated February 16, 1990 and last amended July 1, 1996 between General Reinsurance Corporation and PICO.*
10.5	Workers’ Compensation and Employers’ Liability Excess of Loss Reinsurance Agreement, No. 380, dated July 1, 1995 and last amended July 1, 1996 between PICO and certain reinsurers named therein.*
10.6	PAULA Financial and Subsidiaries 1994 Stock Incentive Plan.*
10.7	PAULA Financial and Subsidiaries 1997 Stock Incentive Plan.*
10.8	Form of Stock Option Agreement (Immediate Vesting - Non-Plan) issued in connection with the grant of stock options under the 1994 Plan.*
10.9	Form of Stock Option Agreement (Executive - Non-Plan) issued in connection with the grant of stock options other than under the 1994 Plan.*
10.10	Form of Stock Option Agreement (Immediate Vesting) issued under the 1994 Plan.*
10.11	Form of Stock Option Agreement (Executive) issued under the 1994 Plan.*
10.12	Form of Stock Option Agreement (Stepped Vesting) issued under the 1994 Plan.*
10.13	Form of Indemnification Agreement between Registrant and each of its directors.*
10.14	Convertible Revolving Loan Note dated March 31, 1997 made by Registrant in favor of Sanwa Bank California.*
10.15	Credit Agreement dated March 31, 1997 between Registrant and Sanwa Bank California.*
10.16

Form of Credit Guaranty dated March 31, 1997 made by each of PAU, Pan American Underwriters Insurance Agents & Brokers, Inc. (PAUIAB), Agri-Comp Insurance Agency, Inc. and Pan Pacific Benefit Administrators, Inc. (PPBA).*

10.17	Series A Preferred Stock Purchase Agreement dated August 3, 1994 between Registrant and certain purchasers of Series A Preferred Stock.*
10.18

Sixth Amendment, dated May 11, 1998, and Seventh Amendment dated September 17, 1998, to the Registrant’s Lease for its Pasadena, California office dated January 1, 1989, as amended and as assigned to date, between LACERA Gateway Property, Inc., as lessor and PICO, as lessee. ***

10.19

Endorsement 8, dated March 9, 1998, and Endorsement 9, dated August 28, 1998, to Agreement of Reinsurance No. 7448 dated February 16, 1990, as amended and endorsed to date, between General Reinsurance Corporation and PICO. ***

10.20	Limited Liability Company Operating Agreement of Altus Insurance Holdings, LLC dated as of March 12, 1999 among the several members and Registrant.###
10.21	Asset Management Agreement dated February 1, 1995 between PICO and Conning.*
10.22

Agency and Affiliates Cost Allocation and Reimbursement Agreement dated March 1, 1992 and last amended December 1, 1996 between PAU and PAUIAB, as Agency, and PICO, PAULA Assurance Company (“PACO”) and PPBA, as Affiliates.*

10.23

PAULA Insurance Company Insurance Carrier and Affiliates Cost Allocation and Reimbursement Agreement dated March 1, 1992 and last amended December 9, 1994 between PICO, as Carrier, and PACO, PAU, PAUIAB and PPBA, as Affiliates.*

10.24

PAULA Financial Parent and Affiliates Cost Allocation and Reimbursement Agreement dated January 1, 1993 and last amended December 9, 1994 between Registrant, as Parent, and PICO, PACO, PAU, PAUIAB and PPBA, as Affiliates.*

10.25	Managing Agreement dated January 1, 1993 and last amended April 28, 1995 between PACO and PPBA, as Manager.*
10.26	Federal Income Tax Allocation Agreement dated April 10, 1997 between Registrant and its subsidiaries.*
10.27	Agency Agreement dated March 1, 1992 and last amended April 1, 1997 between PAU and PICO.*
10.28	Agency Agreement dated March 1, 1992 and last amended April 1, 1997 between PAUIAB and PICO.*
10.29	Agency Agreement dated December 8, 1994 and last amended April 1, 1997 among Agri-Comp Insurance Agency, Inc. and PICO.*
10.30	Purchase Option dated March 11, 1997 between Registrant and CAPAX.*
10.31	Plan of Reorganization and Agreement of Merger dated September 22, 1997 between PAULA Financial (Delaware) and PAULA Financial (California).**
10.32	PAULA Insurance Company Workers Compensation Quota Share Reinsurance Agreement 1998 Placement Slip effective October 1, 1998 between PICO and Reliance Insurance Company###
10.33	PAULA Insurance Company Workers Compensation First and Second Excess of Loss Reinsurance Agreement 1998 Placement Slip effective October 1, 1998 between PICO and Reliance Insurance Company.###
10.34	Change of Control Agreement dated as of November 1, 1998 between the Registrant and Mr. Jeffrey A. Snider.###
10.35	Asset Purchase Agreement among PAULA Financial, Pan American Underwriters, Inc. and CAPAX Management & Insurance Services and its subsidiaries dated April 30, 1999.#
10.36	PAULA Insurance Company Workers’ Compensation Quota Share Reinsurance Agreement Placement Slip effective July 1, 1999 between PICO and Montlake Casualty Company Ltd.##
10.37	PAULA Insurance Company Workers’ Compensation Quota Share Reinsurance Rescission Agreement between PICO and Montlake Casualty Company Ltd.++
10.38	Workers’ Compensation and Employer’s Liability Quota Share Reinsurance Contract Effective July 1, 2000 issued to PAULA Insurance Company by Insurance Corporation of Hannover+
10.39	Amendment No. 3 to Agency Agreement dated March 1, 1992 between PAU and PICO+++
10.40	Amendment No. 3 to Agency Agreement dated March 1, 1992 between PAUIAB and PICO+++
10.41	Amendment No. 4 to Agency Agreement dated December 8, 1994 between Agri-Comp Insurance Agency, Inc. and PICO+++
10.42	Asset Management Agreement dated August 1, 2000 between PICO and General Re — New England Asset Management, Inc.+++
10.43

Ninth Amendment to the Registrant’s Lease for its Pasadena, California office dated January 1, 1989, as amended and as assigned to date, between LACERA Gateway Property, Inc., as lessor and PICO, as lessee.+++

10.44	Storage Space Lease dated October 1, 2000 related to Registrant’s Lease for its Pasadena, California facility between LACERA Gateway Property, Inc., as lessor and PICO, as lessee.+++

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

10.48	Second Amendment to Credit Agreement dated December 31, 2001 between United California Bank and Registrant including Reaffirmation of Guaranties and Guarantor Subordination Agreements.
10.49	Letter of Regulatory Oversight of PICO, dated March 12, 2002, between the California Department of Insurance and PICO.
10.50	PAULA Insurance Company Workers’ Compensation Quota Share Agreement and Addendum effective January 1, 2001 and July 1, 2001, respectively, issued by Everest Reinsurance Company.
10.51	Third Amendment to Credit Agreement dated December 31, 2002 between Bank of the West and Registrant including Reaffirmation of Guaranties and Guarantor Subordination Agreements.
11	Statement re computation of per share earnings.
21	List of subsidiaries of PAULA Financial.*
23	Consent of KPMG LLP.
99.1	Certification by the Chief Executive Officer and Chief Financial Officer Relating to a Period Report Containing Financial Statements.

*    Incorporated by reference from the exhibit of the same number filed as an exhibit to the Company’s Registration Statement on Form S-1 (Reg. No. 333-33159) filed on August 8, 1997 under the 1933 Act (the “Registration Statement”).

**  Incorporated by reference from the exhibit of the same number filed as an exhibit to Amendment No. 1 to the Registration Statement.

*** Incorporated by reference from the exhibit of the same number filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 1998.

# Incorporated by reference from the exhibit of the same number filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 1999.

## Incorporated by reference from the exhibit of the same number filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 1999.

### Incorporated by reference from the exhibit of the same number filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ending December 31, 1998.

+ Incorporated by reference from the exhibit of the same number filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2000.

++ Incorporated by reference from the exhibit of the same number filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ending December 31, 1999.

+++ Incorporated by reference from the exhibit of the same number filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ending December 31, 2000.

@  Incorporated by reference from  the exhibit of the same number filed as an exhbit to the Company’s Current Report on Form 8-K dated April 26, 2002.

 (b) Reports on Form 8-K.

The Company filed no reports on Form 8-K during the fourth quarter of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAULA Financial

By:	/s/Deborah S. Maddocks
Vice President, Finance
March 27, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey A. Snider	Chairman of the Board, President and Chief	March 27, 2003
Jeffrey A. Snider	Executive Officer (Principal Executive Officer)

/s/ Robert M. Anderson	Director	March 27, 2003
Robert M. Anderson

/s/ Joel W. Geddes, Jr.	Director	March 27, 2003
Joel W. Geddes, Jr.

/s/ Karl T. Hansen	Director and Executive Vice President of Agency	March 27, 2003
Karl T. Hansen	Operations

/s/ Jerry M. Miller	Director	March 27, 2003
Jerry M. Miller

/s/ James G. Parker III	Director	March 27, 2003
James G. Parker III

CERTIFICATION

I, Jeffrey A. Snider, certify that:

1.                     I have reviewed this annual report on Form 10-K of PAULA Financial;

2.                     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)                   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)                    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)                    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record,  process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                 any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	By:	/s/ Jeffrey A. Snider
Chief Executive Officer

CERTIFICATION

I, Deborah S. Maddocks, certify that:

1.                     I have reviewed this annual report on Form 10-K of PAULA Financial;

2.                     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)                   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)                    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)                    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record,  process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                 any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	By:	/s/ Deborah S. Maddocks
Vice President - Finance

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

PAULA Financial:

Under date of March 7, 2003 we reported on the consolidated balance sheets of PAULA Financial and subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2002 which are included in the Annual Report on Form 10-K.  In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules in the Annual Report on Form 10-K.  These financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 141, “Business Combinations” and Statement of Financial Accounting Standards No.142, “Goodwill and Other Intangible Assets” which changed the Company’s method of accounting for goodwill and other intangible assets effective January 1, 2002.

/s/ KPMG LLP

Los Angeles, California
March 7, 2003

Schedule II

PAULA FINANCIAL AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E
		Additions
	Balance at Beginning of Period	Charged to Costs and Expense	Charged to Other Accounts	Deductions	Balance at End of Period

Year ended December 31, 2002
Allowance for uncollectible accounts	$142	$(2)	$—	$—	$140

Year ended December 31, 2001
Allowance for uncollectible accounts	$1,491	$(802)	$(547)	$—	$142

Year ended December 31, 2000
Allowance for uncollectible accounts	$758	$733	$—	$—	$1,491

Schedule V

PAULA FINANCIAL AND SUBSIDIARIES

SUPPLEMENTAL PROPERTY AND CASUALTY INSURANCE INFORMATION

(In thousands)

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E	COLUMN F	COLUMN G	COLUMN H		COLUMN I	COLUMN J	COLUMN K
							Claims and Claim Adjustment Expenses incurred related to:
	Deferred Policy Acquisition Costs	Reserves for Unpaid Claims and Claims Adjustment Expense	Discount if any, Deducted in Reserves for Unpaid Claims and Claim Adjustment Expenses	Unearned Premium	Earned Premium	Net Investment Income	Current Year	Prior Year	Amortiza- tion of Deferred Policy Acquisi- tion Costs	Paid Claims & Claim Adjustment Expenses	Premiums Written
2001
Workers Compensation	$—	$—	$—	$—	$33,000	$5,578	$26,821	$1,812	$7,160	$71,150	$53,148
2000
Workers Compensation	$1,841	$152,577	$—	$13,.914	$97,480	$9,780	$74,908	$21,217	$9,588	$111,633	$96,761

Note:  The insurance underwriting operations were discontinued in 2002.