Form 10-Q
period 2003-03-31
PAULA FINANCIAL
filed 2003-05-15
CIK 929031

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act.

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  Number of shares of Common Stock, $.01 par value, outstanding as of close of business on April 30, 2003:  6,229,879 shares.

PAULA FINANCIAL

PART I        FINANCIAL INFORMATION

Item 1.         Financial Statements

PAULA FINANCIAL AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2003	December 31, 2002
	(Unaudited)	(*)
Assets
Current Assets:
Cash (restricted: 2003, $1,229; 2002, $851)	$2,124	$1,290
Accounts receivable, net of allowance for uncollectible accounts (2003, $140 and 2002, $140)	1,344	875
Commissions receivable	1,283	1,284
Income tax receivable	—	141
Other receivables	7	92
Deferred income taxes	1,293	1,274
Other assets	385	262
	6,436	5,218
Non-Current Assets:
Property and equipment, net	260	266
Investment in related party	703	703
Goodwill	1,905	1,452
Other amortizable intangible assets, net	1,840	1,194
Deferred income taxes	5,171	5,368
Other assets	198	99
	$16,513	$14,300

Liabilities and Stockholders’ Equity

Current Liabilities:
Due to underwriters and assureds	$2,657	$1,890
Income taxes payable	16	—
Accounts payable and accrued expenses	2,012	1,401
Notes payable to bank	1,300	1,300
	5,985	4,591
Non-Current Liabilities:
Accounts payable and accrued expenses	1,350	600
Notes payable to bank	1,125	1,450
	$8,460	$6,641

Stockholders’ Equity:
Preferred stock, $0.01 par value. Authorized 4,058,823 shares, none issued and outstanding	$—	$—
Common stock, $0.01 par value (Authorized 15,000,000 shares, issued: 2003, 7,103,379; 2002, 7,023,379)	71	70
Additional paid-in-capital	68,360	68,294
Accumulated deficit	(54,109)	(54,405)
Unearned compensation	(67)	(26)
Employee loans for stock purchase	(325)	(397)
	13,930	13,536
Treasury stock, at cost (2003 and 2002, 873,500 shares)	(5,877)	(5,877)
	$8,053	$7,659
	$16,513	$14,300

*                          Derived from audited financial statements.

                                 See notes to condensed consolidated financial statements.

PAULA FINANCIAL AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2003	2002
	(Unaudited )
Income:
Commissions	$3,470	$2,566
Contingent commissions	1,065	696
Net investment income	2	4
Service fees	75	10
Other	7	6
	4,619	3,282

Expenses:
Salaries and related expenses	2,346	1,732
Interest expense	43	68
Other expenses	1,708	1,035
	4,097	2,835

Income from continuing operations before income taxes	522	447
Income tax expense	226	187
Income from continuing operations	296	260

Discontinued operations:
Loss from operations of discontinued underwriting segment (including loss on disposal in 2002 of $83)	—	(83)
Income tax benefit	—	(35)
Loss on discontinued operations	—	(48)

Net income	$296	$212

Earnings per share:
Income from continuing operations	$0.05	$0.04
Loss on discontinued operations	—	(0.01)
Net income	$0.05	$0.03
Weighed average shares outstanding	6,177,212	6,092,585

Earnings per share - assuming dilution
Income from continuing operations	$0.05	$0.04
Loss on discontinued operations	—	(0.01)
Net income	$0.05	$0.03
Weighted average shares outstanding - assuming dilution	6,341,936	6,092,585

See notes to condensed consolidated financial statements.

PAULA FINANCIAL AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2003	2002
	(Unaudited )
Cash flow from operating activities:
Net income	$296	$212
Loss from discontinued operations	—	48
Income from continuing operations	296	260
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	118	122
Loss on sale of property and equipment	—	3
Increase in receivables	(242)	(54)
Decrease in deferred income taxes	178	153
Increase in accounts payable and accrued expenses	1,205	274
Other, net	(146)	231
Net cash provided by operating activities	1,409	989

Cash flows from investing activities:
Purchase of book of business	(247)	—
Purchase of property and equipment	(25)	(39)
Net cash used in investing activities	(272)	(39)

Cash flows from financing activities:
Payments on note payable to bank	(325)	(325)
Repayment of employee loans for stock purchase	22	65
Funding of discontinued operations	—	(83)
Net cash used in financing activities	(303)	(343)

Net increase in cash and invested cash	834	607
Cash and invested cash at beginning of period	1,290	1,997
Cash and invested cash at end of period	$2,124	$2,604

See notes to condensed consolidated financial statements.

PAULA FINANCIAL AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2003 (Unaudited)

Note A - Basis of Presentation

PAULA Financial and subsidiaries (the “Company”) is a California-based specialty distributor of commercial insurance products.   The Company’s agency operations place a full array of commercial insurance products for their customers.  In addition, the Company owns a third party administration operation which has minimal operations.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments, including normally occurring accruals, considered necessary for a fair presentation have been included.

Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the year ended December 31, 2003.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Note B – Change in Stockholders’ Equity

In the first quarter of 2003, the Company issued 80,000 shares of restricted stock.  As of March 31, 2003, 50,000 shares were unvested.  Of the 80,000 shares issued, 60,000 shares related to the addition to the Company’s crop insurance platform of Roudebush & Avina Insurance Agency, Inc. (“R&A”).  R&A is based in Modesto, California and specializes in providing crop insurance to commercial wine grape growers.  Since 2002, the Company has made efforts to dramatically expand crop insurance sales, primarily through producer recruitment.  As part of the agreement, the Company will purchase R&A’s existing book of business.  Balances owing under the arrangement will be paid over a five year period.  As of March 31, 2003, the obligation related to this transaction was $826,000 with $126,000 of the balance due in the next twelve months.  Of the total purchase price, $503,000 has been allocated to other amortizable intangible assets, with the remaining $323,000 allocated to goodwill.  Other amortizable intangible assets relate to expiration lists and covenants not to compete.

Additionally, in the first quarter of 2003, the Company received payments on employee loans for stock purchase totaling $22,000 and increased the valuation allowance on these loans by $50,000.

Note C – Comprehensive Income

The Company has not included a statement of comprehensive income in the accompanying consolidated financial statements as the Company does not have any other comprehensive income adjustments.

Note D – Discontinued Operations

Historically, the Company also operated a workers’ compensation underwriting facility, PAULA Insurance Company (“PICO”).  As of December 31, 2001, PICO’s Risk Based Capital fell into the “Mandatory Control Level.”  Consequently, on March 12, 2002, PICO and the California DOI entered into an Oversight Agreement which effectively gave the California DOI control over PICO’s operations.  As a result of these events, in the fourth quarter of 2001, the Company began accounting for its investment in PICO using the equity method.  In the fourth quarter of 2001, the Company wrote its investment in PICO down to $-0-.  Consequently, no direct PICO operating activity is included in the consolidated financial statements for the 2002 period.

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

In the fourth quarter of 2002 the requirements of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) for treating a segment as a discontinued operation were met.  Consequently, operating activity related to workers’ compensation underwriting has been reclassified as discontinued operations.  As a result, certain financial information previously issued has been adjusted to give effect to the classification of the PICO business as discontinued operations in accordance with SFAS 144.

Amounts related to discontinued operations in the 2002 period primarily relate to employee severance costs associated with the discontinuance of PICO operations.

PART I        FINANCIAL INFORMATION

Item 2.         Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations

Overview

The Company’s revenues consist of agency commission income, contingent commission income, and service fees. Commission income is earned from Pan Am’s insurance sales activity.  Associated premiums are primarily billed directly by the insurance carrier.  However, in certain instances, Pan Am will invoice the customer and remit the premiums, less commission, to the insurance carrier.  The Company focuses its sales efforts on agribusiness and rural markets in California and Arizona.  Contingent commission is related to volume and profit sharing arrangements with insurance carriers.  Service fees are primarily received for the performance of services related to loss control and claims advocacy.

The Company’s expenses consist of salaries and related expenses, interest expense and other general and administrative expenses.

Results of Operations for the Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002:

Commission income. For the three months ended March 31, 2003 commission income increased 35.2% to $3.5 million compared to $2.6 million for the comparable 2002 period.  Of the $0.9 million increase 50% is due to increases in the placement of crop insurance while another 34% is due to increases in the workers compensation line of business.

Since 2002, the Company has made efforts to dramatically expand crop insurance sales, primarily through producer recruitment.  In March 2003, R&A joined the Company.  R&A is based in Modesto, California and specializes in providing crop insurance to commercial wine grape growers.  The Company believes that its efforts to expand crop insurance production will help absorb some of the changes recently announced by the California State Compensation Insurance Fund (“SCIF”).  California Insurance Commissioner Garamendi and SCIF management have recently announced a plan to reduce commission rates to all approved agents beginning in August 2003.

Contingent commission income. For the three months ended March 31, 2003 contingent commission income increased 53.0% to $1.1 million compared to $0.7 million for the comparable 2002 period.    Contingent commission fluctuates from year to year based on the profitability of the underlying business.

Service fees.  Service fee income increased to $75,000 for the three months ended March 31, 2003 from $10,000 for the comparable 2002 period.  The increase in service fees is due to new service arrangements where the Company is paid for providing loss control and other field support services to selected accounts.

Salaries and related expenses.  Salaries and employee benefits increased 35.5% to $2.3 million for the three months ended March 31, 2003 from $1.7 million for the comparable 2002 period.  The increase is due to three primary factors:  the transfer of selected employees from PICO’s payroll to Pan Am in early to mid-2002, the addition of new employees beginning in July 2002 and the elimination of previous cost sharing arrangements that were in effect with PICO through mid-2002.

Interest expenses.  Interest expense decreased 36.8% to $43,000 for the three months ended March 31, 2003 from $68,000 for the comparable 2002 period due to the decline in the outstanding balance of the related note payable.

Other expenses.  Other expenses increased 65.0% to $1.7 million for the three months ended March 31, 2003 from $1.0 million for the comparable 2002 period.   The increase is primarily due to the elimination of previous cost sharing arrangements that were in effect with PICO until mid-2002 as well as the costs associated with an increased number of employees, including insurance and facilities expenses.

Income taxes on continuing operations.  Income tax expense for the three months ended March 31, 2003 was $226,000 compared to $187,000 for the comparable 2002 period.  The effective combined income tax rates for the three months ended March 31, 2003 and 2002 were 43.3% and 41.8%, respectively.

Loss from discontinued operations before taxes.  In 2002, these costs primarily included employee severance costs associated with the discontinuance of PICO operations.

Income taxes on discontinued operations.  Income tax benefit on discontinued operations for the three months ended March 31, 2002 was $35,000 for the comparable 2002 period.  The effective combined income tax rates for the three months ended March 31, 2002 was 42.2%.

Liquidity and Capital Resources:

As a holding company, PAULA Financial’s principal sources of funds are dividends and expense reimbursements from its operating subsidiaries and proceeds from the sale of its capital stock.  PAULA Financial’s principal uses of funds are capital contributions to its subsidiaries and payment of operating expense.

As of December 31, 2002, the Company had an outstanding balance on its bank term loan of $2.8 million. Under the terms of the amended credit agreement, the loan balance will be paid over the next 21 months with the final principal payment due January 1, 2005.  As of March 31, 2003, the outstanding balance was $2.4 million. Management believes that funds currently available and expected to be generated by the agency operations will be sufficient to meet the required principal and interest payments on the term loan.

Each of PAULA Financial’s non-insurance subsidiaries has guaranteed all obligations of PAULA Financial under the credit agreement.

The Company’s Board of Directors had previously approved a 1,000,000 share repurchase program.  As of March 31, 2003, the Company held 873,500 shares in treasury stock.  On February 20, 2003, the Board of Directors authorized an additional 2,000,000 shares for the share repurchase program.   The Company’s current credit agreement restricts its ability to repurchase capital stock.

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

Item 3:          Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes since the annual report Form 10-K filed for the year ended December 31, 2002.

Item 4:          Controls and Procedures

Controls and Procedures

The Company’s Chief Executive Officer and Vice President Finance have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date 90 days prior to the filing date of this quarterly report (the “Evaluation Date”).  Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

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

There were no reports filed on Form 8-K during the three months ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2003	PAULA FINANCIAL

	By:	/s/ Deborah S. Maddocks
Vice President - Finance

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

b)                   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)                    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record,  process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                 any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	By:	/s/ Jeffrey A. Snider
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

b)                   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)                    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record,  process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                 any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	By:	/s/ Deborah S. Maddocks
Vice President - Finance