Form 10-Q
period 2003-06-30
PAULA FINANCIAL
filed 2003-08-08
CIK 929031

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

Yes  ☒   No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  Number of shares of Common Stock, $.01 par value, outstanding as of close of business on July 31, 2002: 6,239,879 shares.

PAULA FINANCIAL

PART I                  FINANCIAL INFORMATION

Item 1.                    Financial Statements

PAULA FINANCIAL AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 30, 2003	December 31, 2002
	(Unaudited)	(*)
Assets
Current Assets:
Cash (restricted: 2003, $1,818; 2002, $851)	$2,781	$1,290
Accounts receivable, net of allowance for uncollectible accounts (2003, $80; 2002, $140)	2,557	875
Commissions receivable	1,030	1,284
Income tax receivable	—	141
Other receivables	15	92
Deferred income taxes	1,369	1,274
Other assets	379	262
	8,131	$5,218
Non-Current Assets:
Property and equipment, net	251	266
Investment in related party	703	703
Goodwill	2,180	1,452
Other amortizable intangible assets, net	2,420	1,194
Deferred income taxes	5,047	5,368
Other assets	172	99
	$18,904	$14,300

Liabilities and Stockholders’ Equity
Current Liabilities:
Due to underwriters and assureds	$4,273	$1,890
Income taxes payable	36	—
Accounts payable and accrued expenses	1,905	1,401
Note payable to bank	1,300	1,300
	7,514	4,591
Non-Current Liabilities:
Accounts payable and accrued expenses	2,291	600
Note payable to bank	801	1,450
	$10,606	$6,641

Stockholders’ Equity:
Preferred stock, $0.01 par value. Authorized 4,058,823 shares, none issued and outstanding	$—	$—
Common stock, $0.01 par value (Authorized 15,000,000 shares, issued: 2003 7,113,379; 2002, 7,023,379)	71	70
Additional paid-in-capital	13,958	68,294
Accumulated earnings (deficit), after January 1, 2003, net of $54,405 deficit eliminated	409	(54,405)
Unearned compensation	(43)	(26)
Employee loans for stock purchase	(220)	(397)
	14,175	13,536
Treasury stock, at cost (2003, 873,500; 2002, 873,500 shares)	(5,877)	(5,877)
	8,298	7,659
	$18,904	$14,300

*  Derived from audited financial statements.

See notes to condensed consolidated financial statements.

PAULA FINANCIAL AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)
Income:
Commissions	$4,052	$2,366	$7,522	$4,932
Contingent commissions	117	395	1,182	1,091
Net investment income	2	4	4	8
Service fees	83	25	158	35
Other	45	100	52	106
	4,299	2,890	8,918	6,172

Expenses:
Salaries and related expenses	2,456	1,504	4,802	3,236
Interest expense	38	64	81	132
Other expenses	1,603	1,096	3,311	2,131
	4,097	2,664	8,194	5,499

Income from continuing operations before income taxes	202	226	724	673
Income tax expense	89	104	315	291
Income from continuing operations	113	122	409	382

Discontinued operations:
Loss from operations of discontinued underwriting segment (including loss on disposal in 2002 of $120 and $203)	—	(125)	—	(208)
Income tax benefit	—	(53)	—	(88)
Loss on discontinued operations	—	(72)	—	(120)

Net income	$113	$50	$409	$262

Earnings per share:
Income from continuing operations	$0.02	$0.02	$0.07	$0.06
Loss on discontinued operations	—	$(0.01)	—	$(0.02)
Net income	$0.02	$0.01	$0.07	$0.04
Weighed average shares outstanding	6,235,264	6,091,756	6,206,398	6,092,168

Earnings per share - assuming dilution
Income from continuing operations	$0.02	$0.02	$0.06	$0.06
Loss on discontinued operations	—	$(0.01)	—	$(0.02)
Net income	$0.02	$0.01	$0.06	$0.04
Weighted average shares outstanding - assuming dilution	6,476,860	6,118,477	6,418,942	6,107,564

See notes to condensed consolidated financial statements.

PAULA FINANCIAL AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended June 30,
	2003	2002
	(Unaudited)
Cash flow from operating activities:
Net income	$409	$262
Loss from discontinued operations	—	120
Income from continuing operations	409	382
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	284	249
Loss on sale of property and equipment	—	3
Increase in receivables	(1,210)	(662)
Decrease in deferred income taxes	226	247
Increase (decrease) in accounts payable and accrued expenses	2,683	(129)
Other, net	2	317
Net cash provided by operating activities	2,394	407

Cash flows from investing activities:
Purchase of book of business	(247)	—
Purchase of property and equipment	(41)	(119)
Net cash used in investing activities	(288)	(119)

Cash flows from financing activities:
Payments on notes payable	(650)	(650)
Payments received on employee loans for stock purchase	35	81
Retirement of common stock	—	(4)
Issuance of common stock	—	—
Funding of discontinued operations	—	(207)
Net cash used in financing activities	(615)	(780)

Net increase (decrease) in cash and invested cash	1,491	(492)
Cash and invested cash at beginning of period	1,290	1,997
Cash and invested cash at end of period	$2,781	$1,505

See notes to condensed consolidated financial statements.

PAULA FINANCIAL AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2003 (Unaudited)

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

Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the year ended December 31, 2003.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure, an amendment of SFAS 123”.  Among other provisions, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements.  For the three and six months ended June 30, 2003, the differences between the as reported net income and income per share amounts and the related pro forma amounts are not material to the consolidated financial statements.

Note B – Change in Stockholders’ Equity

Effective January 1, 2003, the Company implemented a quasi-reorganization of its capital accounts.  At December 31, 2002, the Company had an accumulated deficit of $54.4 million which was primarily generated by the Company’s underwriting operations, PAULA Insurance Company (“PICO”).  PICO was disposed of in 2002 (see Note D – Discontinued Operations).  After approval by the stockholders on May 21, 2003, the Company effected the quasi-reorganization pursuant to which the Company eliminated its accumulated deficit and charged the corresponding amount to additional paid-in-capital.

In the first quarter of 2003, the Company issued 80,000 shares of restricted stock.  As of June 30, 2003, 50,000 shares were unvested.  Of the 80,000 shares issued, 60,000 shares related to the addition to the Company’s crop insurance platform of Roudebush & Avina Insurance Agency, Inc. (“R&A”).  R&A is based in Modesto, California and specializes in providing crop insurance to commercial wine grape growers.  Since 2002, the Company has made efforts to dramatically expand crop insurance sales, primarily through producer recruitment.  As part of the agreement, the Company purchased R&A’s existing book of business.  Balances owing under the arrangement will be paid over a five year period.  As of June 30, 2003, the obligation related to this transaction was $626,000 with $120,000 of the balance due in the next twelve months.  Of the total purchase price, $503,000 has been allocated to other amortizable intangible assets, with the remaining $323,000 allocated to goodwill.  Other amortizable intangible assets relate to expiration lists and covenants not to compete.

Additionally, in the first six months of 2003, the Company received payments on employee loans for stock purchase totaling $35,000 and increased the valuation allowance on these loans by $242,000.

Note C – Comprehensive Income

The Company has not included a statement of comprehensive income in the accompanying consolidated financial statements as the Company does not have any other comprehensive income adjustments.

Note D – Discontinued Operations

Historically, the Company also operated a workers’ compensation underwriting facility, PICO.  As of December 31, 2001, PICO’s Risk Based Capital fell into the “Mandatory Control Level.”  Consequently, on March 12, 2002 PICO and the California Department of Insurance (“California DOI”) entered into an Oversight Agreement which effectively gave the California DOI control over PICO’s operations.  As a result of these events, in the fourth quarter of 2001, the Company began accounting for its investment in PICO using the equity method.  In the fourth quarter of 2001, the Company wrote its investment in PICO down to $-0-.  Consequently, no direct PICO operating activity is included in the consolidated financial statements for the 2002 period.

On April 26, 2002, the California DOI obtained a conservation order for which was followed on June 21, 2002 by a liquidation order.  Subsequent to the liquidation order, the Company provided limited operational support to PICO.  Given the continued activity with PICO through the third quarter of 2002, the Company was precluded from treating PICO as a discontinued operation for accounting purposes.

In the fourth quarter of 2002 the requirements of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144) for treating a segment as a discontinued operation were met.  Consequently, operating activity related to workers’ compensation underwriting has been reclassified as discontinued operations.  As a result, certain financial information previously issued has been adjusted to give effect to the classification of the PICO business as discontinued operations in accordance with SFAS 144.

Amounts related to discontinued operations in the 2002 period primarily relate to employee severance costs associated with the discontinuance of PICO operations.

Note E – Goodwill

The increase in goodwill in the first six months of 2003 is related to the previously discussed purchase of R&A’s book of business as well as the purchase of a large account agribusiness book of business.  In July 2002, the Company successfully recruited an experienced, large account agribusiness producer.  As part of the agreement, the Company agreed to purchase his business.  As structured, the Company acquires the business as the related accounts are renewed.

PART I                                                       FINANCIAL INFORMATION

Item 2.                                          Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations

Overview

The Company’s revenues consist primarily of agency commission, contingent commission income, and service fees.  Commission income is earned from Pan Am’s insurance sales activity.  Associated premiums are primarily billed directly by the insurance carrier.  However, in certain instances, Pan Am will invoice the customer and remit the premium, less commission, to the insurance carrier.  The Company focuses its sales efforts on agribusiness and rural markets in California and Arizona.  Contingent commission is related to volume and profit sharing arrangements with insurance carriers.  Service fees are primarily received for the performance of services related to loss control and claims advocacy.

The Company’s expenses consist of salaries and related expenses, interest expense and other general and administrative expenses.

Results of Operations for the Three and Six Months Ended June 30, 2003 Compared to the Three and Six Months Ended June 30, 2002:

Commission income. For the three months ended June 30, 2003 commission income increased 71% to $4.1 million compared to $2.4 million for the comparable 2002 period.  For the six months ended June 30, 2003 commission income increased 53% to $7.5 million compared to $4.9 million for the comparable 2002 period.  For the six month period, 28% of the $2.6 million increase is due to increases in the workers compensation line of business while 42% of the increase is due to increases in the placement of crop insurance.

Currently the California State Compensation Insurance Fund (“SCIF”) is the largest single market for workers’ compensation insurance in the state.  Consequently, the Company places a significant portion of its related business with SCIF.  California Insurance Commissioner Garamendi and SCIF management have announced a plan to reduce commission rates to all approved agents beginning in August 2003.  Prior to August 2003, the maximum commission rate was 8.0%.  Effective August 2003, the maximum commission rate is 5.5%.  Since commission rates are only adjusted at renewal, the full impact of this change will not be reflected in the Company’s consolidated financial statements until the last half of 2004.  Partially offsetting the reduced commission rate, SCIF has announced another round of rate increases effective July 1, 2003.

The Company is attempting to mitigate the impact of the SCIF commission adjustment in a number of significant ways.  First, the Company is actively engaged in offering alternative risk structures, including proprietary access to a Bermuda captive.  Second, the Company is diversifying its revenue base by expanding its property and casualty commissions and developing a significant crop insurance platform. Since 2002, the Company has made efforts to dramatically expand crop insurance sales, primarily through producer recruitment.  In March 2003, R&A’s joined the Company.  R&A is based in Modesto, California and specializes in providing crop insurance to commercial wine grape growers.

The Company is now beginning to see the impact of its diversification efforts.  For the six months ended June 30, 2003, workers’ compensation accounted for 41% of commission income as compared to 48% for the comparable 2002 period.

Contingent commission income. For the three months ended June 30, 2003 contingent commission income decreased 70% to $117,000 compared to $395,000 for the comparable 2002 period. For the six months ended June 30, 2003 contingent commission income increased 8% to $1.2 million compared to $1.1 million for the comparable 2002 period. Contingent commission fluctuates from year to year based on the profitability of the underlying business and external market conditions which can result in changes to contingency programs offered by insurance carriers.

Service fees.  Service fee income increased to $83,000 for the three months ended June 30, 2003 from $25,000 for the comparable 2002 period.  For the six months ended June 30, 2003 service fee income increased to $158,000 compared to $35,000 for the comparable 2002 period.  The increase in service fees is due to new service arrangements where the Company is paid for providing loss control and other field support services to selected accounts.

Salaries and related expenses.  Salaries and employee benefits increased 63% to $2.5 million for the three months ended June 30, 2003 from $1.5 million for the comparable 2002 period. For the six months ended June 30, 2003 salaries and employee benefits increased 48% to $4.8 million compared to $3.2 million for the comparable 2002 period.  The increase is due to three primary factors: the transfer of selected employees from PICO’s payroll to Pan Am in early to mid-2002, the addition of new employees beginning in July 2002 and the elimination of previous cost sharing arrangements that were in effect with PICO through mid-2002.  For the six months ended June 30, 2003, salaries and related expenses was 64% of total revenues as compared to 66% for the comparable 2002 period.

Interest expenses.  Interest expense decreased 41% to $38,000 for the three months ended June 30, 2003 from $64,000 for the comparable 2002 period. For the six months ended June 30, 2003 interest expense decreased 39% to $81,000 compared to $132,000 for the comparable 2002 period.  The decrease is due to the decline in the outstanding balance of the related note payable.

Operating expenses.  Operating expenses increased 46% to $1.6 million for the three months ended June 30, 2003 from $1.1 million for the comparable 2002 period. For the six months ended June 30, 2003 operating expenses increased 55% to $3.3 million compared to $2.1 million for the comparable 2002 period.  The increase is primarily due to the elimination of previous cost sharing arrangements that were in effect with PICO until mid-2002 as well as the costs associated with an increased number of employees, including insurance and facilities expense.

Income taxes on continuing operations.  Income tax expense for the three months ended June 30, 2003 was $89,000 compared to $104,000 for the comparable 2002 period.  Income tax expense for the six months ended June 30, 2003 was $315,000 compared to $291,000 for the comparable 2002 period.  The effective combined income tax rates for the six months ended June 30, 2003 and 2002 were 44% and 43%, respectively.

Loss from discontinued operations before taxes.  In 2002, these costs primarily included employee severance costs associated with the discontinuance of PICO operations.

Income taxes on discontinued operations.  Income tax benefit on discontinued operations for the three months ended June 30, 2002 was $53,000.  Income tax benefit on discontinued operations for the six months ended June 30, 2002 was $88,000.  The effective combined income tax rate for the six months ended June 30, 2002 was 42%.

Liquidity and Capital Resources:

As a holding company, PAULA Financial’s principal sources of funds are dividends and expense reimbursements from its operating subsidiaries and proceeds from the sale of its capital stock.  PAULA Financial’s principal uses of funds are capital contributions to its subsidiaries and payment of operating expenses.

As of December 31, 2002, the Company had an outstanding balance on its bank term loan of $2.8 million. Under the terms of the amended credit agreement, the loan balance will be paid over the next eighteen months with the final principal payment due January 1, 2005.  As of June 30, 2003, the outstanding balance was $2.1 million. Management believes that funds currently available and expected to be generated by the agency operations will be sufficient to meet the required principal and interest payments on the term loan.

Each of PAULA Financial’s subsidiaries has guaranteed all obligations of PAULA Financial under the Credit Agreement.

The Company’s Board of Directors had previously approved a 1,000,000 share repurchase program.  As of June 30, 2003, the Company held 873,500 shares in treasury stock.  On February 20, 2003, the Board of Directors authorized an additional 2,000,000 shares for the share repurchase program.  The Company’s current credit agreement restricts its ability to repurchase capital stock.

FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” is not applicable to the Company.

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

Item 3:  Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes since the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2002.

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

PART II.  OTHER INFORMATION

Item 5:   Submission of Matters to a Vote of Security Holders.

The Company held its 2003 Annual Meeting of Stockholders on Wednesday, May 21, 2003 for the purpose of electing three directors and deciding on a proposal to implement a quasi-reorganization.

At the Meeting, the Company’s stockholders re-elected Messrs. Robert M. Anderson, James G. Parker III and Jeffrey A. Snider to the Company’s Board of Directors for three year terms.

The following table shows the number of shares voted for each nominee for director and the number of shares withheld for each nominee:

Nominee	Shares Voted for Election	Shares Withheld

Robert M. Anderson	4,652,067	68,400

James G. Parker III	4,596,073	124,394

Jeffrey A. Snider	4,338,940	381,527

The term of office of each of the following directors continued after the meeting held May 21, 2003: Messrs. Joel W. Geddes, Jr., Karl T. Hansen, and Jerry M. Miller.

Additionally, the stockholders voted to pass the proposal to implement a quasi-reorganization effective January 1, 2003.  The following table shows the voting numbers and percentages:

	Number of shares	Percentage

For	3,295,307	69.81%

Against	168,424	3.57%

Abstain	17,671.37%

Broker non vote	1,239,067

Item 6:   Exhibits and Reports on Form 8-K:

(a)  Exhibits.

11.	Computation of Earnings Per Share.

31.1	Rule 13a -14a /15d -14a Certification of Chief Executive Officer.

31.2	Rule 13a -14a /15d -14a Certification of Chief Financial Officer.

32	Section 1350 Certifications.

(b)  Reports on Form 8-K.

There were no reports filed on Form 8-K during the three months ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8 ,2003	PAULA FINANCIAL

	By:	/s/ Deborah S. Maddocks
Vice President - Finance