Form 10-Q
period 2003-09-30
PAULA FINANCIAL
filed 2003-11-13
CIK 929031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from               to

Commission file number 0-23181

PAULA FINANCIAL

(Exact name of registrant as specified in its charter)

Delaware	95-4640638
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification number)

PAULA FINANCIAL
87 East Green Street, Suite 206
Pasadena, CA 91105
(Address of principal executive offices, zip code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  Number of shares of Common Stock, $.01 par value, outstanding as of close of business on October 31, 2003: 6,239,879 shares.

PAULA FINANCIAL

PART I                               FINANCIAL INFORMATION

Item 1.                                     Financial Statements

PAULA FINANCIAL AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	September 30, 2003	December 31, 2002
	(Unaudited)	(*)
Assets
Current Assets:
Cash (restricted: 2003, $2,622; 2002, $851)	$3,162	$1,290
Accounts receivable, net of allowance for uncollectible accounts (2003, $80; 2002, $140)	1,046	875
Commissions receivable	2,451	1,284
Income tax receivable	—	141
Other receivables	84	92
Deferred income taxes	1,352	1,274
Other assets	277	262
	8,372	5,218
Non-Current Assets:
Property and equipment, net	262	266
Investment in related party	703	703
Goodwill	1,940	1,452
Other amortizable intangible assets, net	2,503	1,194
Deferred income taxes	4,799	5,368
Other assets	172	99
	$18,751	$14,300
Liabilities and Stockholders’ Equity
Current Liabilities:
Due to underwriters and assureds	$3,678	$1,890
Accounts payable and accrued expenses	957	760
Employment related accrued expenses	798	403
Acquisition related accruals	891	238
Income tax payable	116	—
Notes payable to bank	1,300	1,300
	7,740	4,591
Non-Current Liabilities:
Acquisition related accruals	1,745	600
Notes payable to bank	476	1,450
	$9,961	$6,641

Stockholders’ Equity:
Preferred stock, $0.01 par value. (Authorized 4,058,823 shares, none issued and outstanding)	$—	$—
Common stock, $0.01 par value (Authorized 15,000,000 shares, issued: 2003 7,127,029; 2002 7,023,379)	71	70
Additional paid-in-capital	13,960	68,294
Accumulated earnings (deficit), after January 1, 2003, net of $54,405 deficit eliminated)	885	(54,405)
Unearned compensation	(41)	(26)
Employee loans for stock purchase	(189)	(397)
	14,686	13,536
Treasury stock, at cost (2003, 887,150; 2002, 873,500 shares)	(5,896)	(5,877)
	8,790	7,659
	$18,751	$14,300

*  Derived from audited financial statements.

See notes to condensed consolidated financial statements.

PAULA FINANCIAL AND SUBSIDIARIES

Condensed Consolidated Statements of Income
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)
Income:
Commissions	$4,458	$3,312	$11,980	$8,244
Contingent commissions	543	156	1,725	1,247
Net investment income	1	20	5	28
Service fees	226	12	418	47
Other	2	20	20	126
	5,230	3,520	14,148	9,692

Expenses:
Salaries and related expenses	2,714	2,310	7,516	5,546
Interest expense	32	58	113	190
Amortization expense	158	97	381	389
Other expenses	1,483	803	4,571	2,642
	4,387	3,268	12,581	8,767

Income from continuing operations before income taxes	843	252	1,567	925
Income tax expense	367	105	682	396
Income from continuing operations	$476	$147	$885	$529

Discontinued operations:
Loss from operations of discontinued underwriting segment (including loss on disposal in 2002 of $275)	—	(71)	—	(278)
Income tax benefit	—	(30)	—	(118)
Loss on discontinued operations	—	(41)	—	(160)

Net income	$476	$106	$885	$369

Earnings per share:
Income from continuing operations	$0.08	$0.03	$0.14	$0.09
Loss on discontinued operations	—	$(0.01)	—	$(0.03)
Net income	$0.08	$0.02	$0.14	$0.06
Weighed average shares outstanding	6,239,879	6,089,879	6,217,682	6,091,397

Earnings per share - assuming dilution
Income from continuing operations	$0.07	$0.03	$0.14	$0.09
Loss on discontinued operations	—	$(0.01)	—	$(0.03)
Net income	$0.07	$0.02	$0.14	$0.06
Weighted average shares outstanding - assuming dilution	6,485,212	6,125,340	6,443,380	6,113,261

See notes to condensed consolidated financial statements.

PAULA FINANCIAL AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2003	2002
	(Unaudited)
Cash flow from operating activities:
Net income	$885	$369
Loss from discontinued operations	—	160
Income from continuing operations	885	529
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	489	374
Loss on sale of property and equipment	—	3
Increase in receivables	(1,189)	(924)
Decrease in deferred income taxes	491	337
Increase in accounts payable and accrued expenses	2,496	1,579
Other, net	123	713
Net cash provided by operating activities	3,295	2,611

Cash flows used in investing activities:
Purchase of property and equipment	(104)	(233)
Purchase of book of business	(380)	(221)
Net cash used in investing activities	(484)	(454)

Cash flows used in financing activities:
Payments on notes payable	(975)	(976)
Payments received on employee loans for stock purchase	36	85
Retirement of common stock	—	(4)
Issuance of common stock	—	—
Funding of discontinued operations	—	(278)
Net cash used in financing activities	(939)	(1,173)

Net increase in cash and invested cash	1,872	984
Cash and invested cash at beginning of period	1,290	1,997
Cash and invested cash at end of period	$3,162	$2,981

See notes to condensed consolidated financial statements.

PAULA FINANCIAL AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2003 (Unaudited)

Note A - Basis of Presentation

PAULA Financial and subsidiaries (the “Company”) is a California-based specialty distributor of commercial insurance products.  The Company’s agency operations place a full array of commercial insurance products for their customers.  In addition, the Company owns a third party administration operation which has minimal operations.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments, including normally occurring accruals, considered necessary for a fair presentation have been included.

The Company’s operating results tend to be cyclical. Consequently, operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the year ended December 31, 2003.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure, an amendment of SFAS 123”.  Among other provisions, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements.  For the three and nine months ended September 30, 2003, the differences between the as reported net income and income per share amounts and the related pro forma amounts are not material to the consolidated financial statements.

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

In the first quarter of 2003, the Company issued 80,000 shares of restricted stock.  As of September 30, 2003, 50,000 shares were unvested.  Of the 80,000 shares issued, 60,000 shares related to the addition to the Company’s crop insurance platform of Roudebush & Avina Insurance Agency, Inc. (“R&A”).  R&A is based in Modesto, California and specializes in providing crop insurance to commercial wine grape growers.  Since 2002, the Company has made efforts to dramatically expand crop insurance sales, primarily through producer recruitment.  As part of the agreement, the Company purchased R&A’s existing book of business.  Balances owing under the arrangement will be paid over a five year period.  As of September 30, 2003, the obligation related to this transaction was $526,000 with $126,000 of the balance due in the next twelve months.  Of the total purchase price, $503,000 has been allocated to other amortizable intangible assets, with the remaining $323,000 allocated to goodwill.  Other amortizable intangible assets relate to expiration lists and covenants not to compete.

Additionally, in the first nine months of 2003, the Company received payments on employee loans for stock purchase totaling $36,000, wrote off loans totaling $145,000 and increased the valuation allowance on the remaining loans by $27,000.

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

On April 26, 2002, the California DOI obtained a conservation order which was followed on June 21, 2002 by a liquidation order.  Subsequent to the liquidation order, the Company provided limited operational support to PICO.  Given the continued activity with PICO through the third quarter of 2002, the Company was precluded from treating PICO as a discontinued operation for accounting purposes.

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

Note E – Goodwill

The increase in goodwill in the first nine months of 2003 is related to the previously discussed purchase of R&A’s book of business as well as the purchase of a large account agribusiness book of business in July 2002.  As structured, the Company acquires the business as the related accounts are renewed.  The final purchase price determinations will be made in the fourth quarter of 2003 related to the 2002 acquisition and in the first quarter of 2004 related to the R&A acquisition.

Note F – Deferred Income Taxes

As of September 30, 2003 and December 31, 2002, the Company’s net deferred tax asset is comprised of the following:

	Sept 30 2003	Dec 31 2002
	(unaudited)
Deferred tax assets:
Net operating loss carry forward	$27,371	$27,996
Other	1,426	1,292
Gross deferred tax assets	28,797	29,288
Less valuation allowance	(22,646)	(22,646)
Deferred tax assets	$6,151	$6,642
Gross deferred tax liabilities	$—	$—
Net deferred tax asset	$6,151	$6,642

The net operating loss carry forward includes losses generated by PICO which are available to offset future taxable income of the Company.

Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income in the periods necessary to realize the net deferred tax asset.

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

Results of Operations for the Three and Nine Months Ended September 30, 2003 Compared to the Three and Nine Months Ended September 30, 2002:

Commission income. For the three months ended September 30, 2003 commission income increased 35% to $4.5 million compared to $3.3 million for the comparable 2002 period.  For the nine months ended September 30, 2003 commission income increased 45% to $12.0 million compared to $8.2 million for the comparable 2002 period.  For the nine months, 40% of the increase is due to increases in the placement of crop insurance while 36% is due to increases in the workers compensation line of business.

Crop insurance has various renewal cycles depending on the underlying commodity.  In the third quarter of 2003, the 2003 crop year was substantially completed and the associated revenue was recognized.  Prior to the 2003 crop year, the Company’s revenue activity associated with this line of business was nominal.

Currently the California State Compensation Insurance Fund (“SCIF”) is the largest single market for workers’ compensation insurance in the state.  Consequently, the Company places a significant portion of its related business with SCIF.  Prior to August 2003, SCIF’s maximum commission rate was 8.0%.  Effective August 2003, the maximum commission rate is 5.5%.  Since commission rates are only adjusted at renewal, the full impact of this change will not be reflected in the Company’s consolidated financial statements until the last half of 2004.  Partially offsetting the reduced commission rate, SCIF increased premium rates in July 2003.

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

The Company is now seeing the impact of its diversification efforts.  For the nine months ended September 30, 2003, workers’ compensation accounted for 43% of commission income as compared to 46% for the comparable 2002 period.

Contingent commission income. For the three months ended September 30, 2003 contingent commission income increased to $543,000 compared to $156,000 for the comparable 2002 period. For the nine months ended September 30, 2003 commission income increased 38% to $1.7 million compared to $1.2 million for the comparable 2002 period.  Contingent commission fluctuates from year to year based on the profitability of the underlying business and external market conditions which can result in changes to contingency programs offered by insurance carriers.

Service fees.  Service fee income increased to $226,000 for the three months ended September 30, 2003 from $12,000 for the comparable 2002 period.  For the nine months ended September 30, 2003 service fee income increased to $418,000 compared to $47,000 for the comparable 2002 period.  The increase in service fees is due to new service arrangements where the Company is paid for providing loss control and other field support services to selected accounts.

Salaries and related expenses.  Salaries and employee benefits increased 17% to $2.7 million for the three months ended September 30, 2003 from $2.3 million for the comparable 2002 period.  For the nine months ended September 30, 2003 salaries and employee benefits increased 36% to $7.5 million from $5.5 million for the comparable 2002 period.  The increase is due to three primary factors: the transfer of selected employees from PICO’s payroll to Pan Am in early to mid-2002, the addition of new employees beginning in July 2002 and the elimination of previous cost sharing arrangements that were in effect with PICO through mid-2002.  For the nine months ended September 30, 2003, salaries and related expenses was 53% of total revenues as compared to 57% for the comparable 2002 period.

Interest expenses.  Interest expense decreased 45% to $32,000 for the three months ended September 30, 2003 from $58,000 for the comparable 2002 period. For the nine months ended September 30, 2003 interest expense decreased 41% to $113,000 from $190,000 for the comparable 2002 period.  The decrease is due to the decline in the outstanding balance of the related note payable.

Operating expenses.  Operating expenses increased 82% to $1.6 million for the three months ended September 30, 2003 from $900,000 for the comparable 2002 period. For the nine months ended September 30, 2003 operating expenses increased 63% to $5.0 million compared to $3.0 million for the comparable 2002 period.  The increase is primarily due to the elimination of previous cost sharing arrangements that were in effect with PICO until mid-2002 as well as the costs associated with an increased number of employees, including insurance and facilities expense.  Also contributing to the increase in operating expenses are accruals associated with legal matters.

Income taxes on continuing operations.  Income tax expense for the three months ended September 30, 2003 was $367,000 compared to $105,000 for the comparable 2002 period.  Income tax expense for the nine months ended September 30, 2003 was $682,000 compared to $396,000 for the comparable 2002 period.  The effective combined income tax rates for the nine months ended September 30, 2003 and 2002 were 44% and 43%, respectively.

Loss from discontinued operations before taxes.  In 2002, these costs primarily included employee severance costs associated with the discontinuance of PICO operations.

Income taxes on discontinued operations.  Income tax benefit on discontinued operations for the three months ended September 30, 2002 was $30,000.  Income tax benefit on discontinued operations for the nine months ended September 30, 2002 was $118,000.  The effective combined income tax rates for the nine months ended September 30, 2002 was  42%.

Liquidity and Capital Resources:

As a holding company, PAULA Financial’s principal sources of funds are dividends and expense reimbursements from its operating subsidiaries and proceeds from the sale of its capital stock.  PAULA Financial’s principal uses of funds are capital contributions to its subsidiaries and payment of operating expenses.

As of December 31, 2002, the Company had an outstanding balance on its bank term loan of $2.8 million. Under the terms of the amended credit agreement, the loan balance will be paid over the next fifteen months with the final principal payment due January 1, 2005.  As of September 30, 2003, the outstanding balance was $1.8 million. Each of PAULA Financial’s subsidiaries has guaranteed all obligations of PAULA Financial under the Credit Agreement.

Management is in the process of finalizing the refinancing this loan under a revolving line of credit.  Management expects that the refinancing will be compete within the next several weeks.

The Company’s Board of Directors had previously approved a 1,000,000 share repurchase program.  As of September 30, 2003, the Company held 887,150 shares in treasury stock.  On February 20, 2003, the Board of Directors authorized an additional 2,000,000 shares for the share repurchase program.  The Company’s current credit agreement restricts its ability to repurchase capital stock.

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

Item 4:  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Vice President Finance have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report.  Based on this evaluation, such officers have concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report were effective for ensuring that information required to be disclosed in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported in a timely manner.  There have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls.

PART II.  OTHER INFORMATION

Item 1:  Legal Proceedings:

As previously disclosed in the Company’s Form 10-K for the year ended December 31, 2002, Pan American Underwriters Insurance Agents and Brokers, Inc., the Company’s agency operation in Arizona (the “Arizona Company”), is a defendant in an action filed in Arizona Superior Court, Maricopa County, by two hospitals and two individuals seeking damages for the Arizona Company’s sale of SGP Benefit Plan, Inc. (“SGP”), a Multi-Employer Welfare Arrangement (“MEWA”) licensed by the State of California.  SGP operated in California and Arizona and has filed for Chapter 7 bankruptcy protection in the United States Bankruptcy Court for the Eastern Division of California.

At the time of the filing of the bankruptcy, SGP allegedly owed plaintiffs certain unpaid benefits under its plans.  Plaintiff’s allege that those benefits total approximately $935,000.  The plaintiffs contend that the MEWA required a license from the Arizona Department of Insurance, that the MEWA lacked such a license, and that the Arizona Company is liable for unpaid benefits pursuant to Arizona Revised Statute 20-402 (B) which provides for an agents liability when an unlicensed insurer fails to pay any claim or loss within the provisions of the insurance contract.

The Arizona Company has filed an answer to the complaint denying liability and has filed a counterclaim against the hospital plaintiffs and a cross complaint against a third party, Sunkist Growers, Inc. alleging that it is responsible in whole or part for any damages caused to plaintiffs.  Discovery has not yet begun in the action.

It is difficult to predict the outcome of any litigation, as the nature of litigation is always uncertain, but the Arizona Company believes that there exist substantial legal and factual defenses to plaintiffs’ claims and will consequently defend itself vigorously.

Item 5:  Other Information

Effective November 1, 2003, Mr. Karl T. Hansen ceased to be an employee of the Company and resigned his position as Executive Vice President of Pan American Underwriters, Inc. and as a director of the Company.  Mr. Hansen’s departure was not a result of any disagreement with the Company, its management or the Board of Directors.

Item 6:  Exhibits and Reports on Form 8-K:

(a)          Exhibits.

11.                                 Computation of Earnings Per Share.

31.1                           Rule 13a -14a /15d -14a Certification of Chief Executive Officer.

31.2                           Rule 13a -14a /15d -14a Certification of Chief Financial Officer.

32.1                           Section 1350 Certifications of Chief Executive Officer.

32.2                           Section 1350 Certifications of Chief Financial Officer.

(b)         Reports on Form 8-K.

On September 29, 2003, the Company filed a Form 8-K related to a change in auditors.  In response to a staff comment letter dated October 10, 2003, regarding the Company’s Form 8-K filed on September 29, 2003, on October 17, 2003 the Company filed an Amended Form 8-K.  In response to the staff’s supplemental request regarding the Company’s Form 8-KA filed on October 17, 2003, the Company filed an Amended Form 8-K on November 10, 2003.

Additionally, on September 2, 2003, the Company filed a Form 8-K related to the press release announcing operating results for the second quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2002	PAULA FINANCIAL

	By:	/s/ Deborah S. Maddocks
Vice President – Finance