Form 10-K
period 2003-12-31
PAULA FINANCIAL
filed 2004-03-30
CIK 929031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to

Commission file number 0-23181

PAULA FINANCIAL

(Exact name of registrant as specified in its charter)

Delaware	95-4640638
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification number)

87 E. Green Street, Suite 206 Pasadena, CA	91105
(Address of principal executive offices)	(zip code)

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

Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   ☐  Yes   ☒  No.

The aggregate market value of the voting stock held by nonaffiliates of the registrant was $3,730,813 as of June 30, 2002.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of March 19, 2004, the registrant had outstanding 6,193,645 shares of Common Stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

1.               The information called for by Part III, Items 10, 11, 12, 13 and 14 of this report are incorporated herein from the Company’s Proxy Statement for its 2004 Annual Meeting of Stockholders.

2.               A number of the exhibits to this Report called for by Part IV, Item 15 are incorporated herein from the Company’s Registration Statement on Form S-1 (Reg. No. 333-33159) filed on August 8, 1997, from Amendment No. 1 thereto, from the Company’s Annual Reports on Form 10-K for the years ending December 31, 2002, 2001, 2000, 1999 and 1998, from the Company’s Quarterly Reports on Form 10-Q for the quarters ending September 30, 1998, March 31, 1999, September 30, 1999 and September 30, 2000 and from the Company’s Form 8-K filed on April 26, 2002.

PART I

Item 1.           BUSINESS

The Company

PAULA Financial and subsidiaries (collectively, “the Company”) is a California-based specialty distributor of commercial insurance products and services. The Company’s subsidiaries, Pan American Underwriters, Inc. in California and Pan American Underwriters Insurance Agents and Brokers, Inc. in Arizona (collectively “Pan Am”), place on behalf of its customers a full array of commercial insurance products.  See “Business Strategy” for additional discussion.

In the past several years the Company has affiliated with insurance agencies of similar size and operating histories to Pan Am through the PAULA Trading Company (“PTC”) .  See “Business Strategy” for additional discussion of the PTC.  The PTC is a wholly owned subsidiary of Paula Financial.  The financial operations of PTC are not material to the Company’s consolidated financial statements.

In addition, the Company owns Pan Pacific Benefit Administrators (“PPBA”), a third party administration operation with minimal operating activity.

The Company began operations in 1946 as an insurance agency providing employer’s liability, workers’ compensation and group medical employee benefits to agribusiness employers and fieldworkers.

The Company’s agency business has operated in California for more than 56 years and in Arizona for more than 46 years.  In 2003, approximately 96% of the Company’s agency commission income was generated in the state of California compared to 93% in 2002 and 89% in 2001.

Between 1974 and early 2002, the Company also operated an insurance company which underwrote workers’ compensation insurance.  The insurance company operation was ceased in the first quarter of 2002.  See “Discontinued Operations” for additional discussion.

Products and Services

Pan Am is an agency with commission income derived from the placement of group health, property and casualty (emphasizing workers’ compensation), and some life and disability insurance products. In 2003, approximately 43% of commission revenue was derived from the workers’ compensation line of business compared to 45% in 2002 and 52% in 2001.

Business Strategy

The sales competency of Pan Am is not limited to workers’ compensation and group medical sales, but these two lines predominate as a direct result of the now former insurance company operational focus on agribusiness employee benefits.  In 2003, these two lines of business accounted for approximately 59% of Pan Am’s total commission revenue compared to 64% in 2002 and 70% in 2001.  The pattern of declining relative dependence on these two lines has been intentional.  In some respects, the absence of an affiliated underwriter has allowed Pan Am, who has the customer base and skills to place insurance coverage related to general liability, property, commercial auto, crop, personal lines and life insurance—to do so with more volition than in previous periods.  While the Company anticipates that workers’ compensation and group medical sales will continue to account for a significant portion of its business, the Company believes diversifying its revenue mix provides several positives.  These benefits include the potential for improving margins, hedging the rationalization of the current hard market pricing cycle, and delivering risk flows with more balance to key insurance company markets, as the agency waits out the California workers’ compensation legislative and regulatory turmoil—with its potential for downward pressure on agency revenues (commission levels are already 40% off 2002 highs and the political pressure to reduce rates is extreme—which will further reduce the agency’s willingness to provide this coverage to clients without offsetting gains in collateral products and fee for service engagements).

Pan Am has access to market appointments with more than 200 property and casualty carriers and more than 100 life and health carriers, including excess and surplus lines brokers and other wholesale providers.  In practice, Pan Am places the majority of its business with ten markets.  Pan Am does not retain any underwriting risk.

The Company believes that there continues to be significant share growth opportunity in its historical area of focus, agribusiness and rural markets in California and Arizona.  Additionally, the Company believes that there are growth opportunities in market segments not traditionally served by Pan Am.

The Company also maintains a significant investment in insurance company assets, especially loss control and field service personnel.  In the past, these services were largely provided by the related insurance carriers including Pan Am’s former underwriting affiliate.  Today, many insurance carriers outsource this function or offer it to their policyholders only on a limited basis.  Pan Am provides loss control and other services both as a contractor to selected insurance carriers and on a direct basis to its customers.  Service fees increased to $602,000 in 2003 from $80,000 in 2002 and $36,000 in 2001.  The Company believes that there is the potential for additional growth in this area.

Average commissions per producer have increased steadily since 1996.  Maintaining this momentum through product refinement and market retention (keeping the best underwriting relationships), with ongoing sales training is fundamental to protecting margins and growing top line.  It is also important to avoid sales activity in areas that place downward pressure on agency margins.

The Company has historically been effective in identifying, closing and integrating acquisitions of agencies.  In mid-2002, the Company successfully recruited a team whose concentration in large account agribusiness and crop insurance complimented Pan Am’s small to mid-size account and employee benefit focus.  Additionally, joining Pan Am in the first quarter of 2003 was a group whose niche in the crop insurance marketplace makes Pan Am the largest producer of crop insurance in the western United States.

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

Customers

The Company has served the insurance needs of agribusiness employers since its inception in 1946.  Pan Am places insurance coverages for all size customers – from minimum premium accounts to large, sophisticated customers.  The current trend is to grow the segment which is defined by the needs of larger employers.

The Company believes that it gains significant marketing benefits from endorsements from agricultural trade associations, particularly for the small to mid-size accounts.  Trade association endorsements represent a cost effective sales marketing opportunity for Pan Am resulting from positive affiliation of the trade name and Pan Am, as well as permissible access to association membership lists for sales prospecting.  Trade association endorsements are made and renewed on an annual basis.  The Company generally does not pay for trade association endorsements but routinely supports association activities as a sponsor and occasionally purchases association newsletter advertising at market rates.  A notable exception pertains to the California Association of Winegrape Growers who, beginning in 2004, will receive a significant annual fee from Pan Am related to crop insurance sales to their members.

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

The agency is also retained as the program manager of a Bermuda based alternative risk workers’ compensation facility.  The agency has a carried interest in underwriting gains of the Bermuda facility but has no explicit participation in any underwriting risk with downside potential.  The agency assumes no credit risk on behalf of its clients who are also participants in the Bermuda facility.

Distribution

Pan Am, as agent and broker, offers its customers a wide range of insurance products tailored to agribusiness employers’ specific risk transfer needs, including full or partially self-funded structures. Pan Am is a market maker in group medical and workers’ compensation products for California agribusiness employers.  Seasonal work schedules, transitory labor resources and highly perishable commodities present unique management-labor challenges to the agribusiness employer in California, including a view by many insurance carriers that this risk segment is undesirable—and thereby benefits from an advocate such as Pan Am with its demonstrated expertise in the area.

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

Employees

As of December 31, 2003, the Company employed 104 full-time employees.  The Company considers its relationship with its employees to be excellent.

Risk Factors

Risks Related to the Variability of Operating Results

The Company operates in a cyclical industry affected by many factors that may cause fluctuations in its operating results.  The factors that may adversely affect the operations and profitability of the Company include: competition; general economic and business conditions and trends; fluctuations in insurance premium rates charged to the policyholders; and fluctuations in commission rates paid by the carrier to the agency.  Many of these factors are beyond the control of the Company.  Additionally, while the Company believes it maintains adequate E&O liability insurance protection, the possibility of an uncovered event has not been precluded.  The foregoing factors have contributed to significant, industry-wide year-to-year and quarter-to-quarter fluctuations in operating results and net income and could have a material adverse effect on the Company’s business, financial condition and results of operations.

Significant Geographic and Industry Concentration

The Company’s current business is concentrated geographically, with approximately 96% of its commission revenue in 2003 coming from California.  Adverse economic or other conditions in the Company’s geographic area of operations would have a more severe impact on the Company than on a more diversified company.

Currently approximately 43% of Pan Am’s commission revenue is derived from the workers’ compensation line of business. Adverse economic or other conditions in workers’ compensation would have a more severe impact on the Company than on a more diversified company.

For example the realities of the current workers’ compensation marketplace in California are that the State Compensation Insurance Fund (“SCIF”) is the largest single market for workers’ compensation insurance in the state.  Consequently, Pan Am places a significant portion of its related business with SCIF.  Prior to August 2003, SCIF’s maximum commission rate was 8.0%.  Effective August 2003, the maximum commission rate is 5.5%.  Since commission rates are only adjusted at renewal, the full impact of this change will not be reflected in the Company’s consolidated financial statements until the last half of 2004.  Additionally, effective with the 2004 calendar year, SCIF has eliminated contingent commissions related to volume bonus and retention targets.  See additional discussion regarding SCIF in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

In addition, the Company expects that prevailing political pressures in California may potentially result in reduced premium rates charged to California employers for workers’ compensation coverage with a resulting decline in commission revenues.

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

Key Employees

The loss of services of either Jeffrey A. Snider, the Company’s Chairman, Chief Executive Officer and President or Roberts F. Underwood, Pan Am’s President, could adversely affect the Company’s ability to carry out its business plan.

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

California insurance regulation provides that when an insurance company is deemed insolvent, the state steps in and assumes control of all operations of the insurance company, including a provision for any shortfall in funds to pay claims. The California Insurance Guaranty Association is the entity responsible for all policyholder claims obligations of insolvent insurance companies.  Because PAULA Financial has no continuing legal obligation, the Company has made no provision for the excess of liabilities over assets of PICO.

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

Item 3.           LEGAL PROCEEDINGS

Except as discussed below and for ordinary, routine litigation incidental to the Company’s business, there are no pending material legal proceedings to which the Company is a party or which any of its properties are subject.

Pan American Underwriters Insurance Agents and Brokers, Inc. (the “Arizona Company”) is a defendant in an action filed in Arizona Superior Court, Maricopa County, by two hospitals and two individuals seeking damages for the Arizona Company’s sale of SGP Benefit Plan, Inc. (“SGP”), a Multi-Employer Welfare Arrangement (“MEWA”) licensed by the State of California.  SGP operated in California and Arizona and has filed for Chapter 7 bankruptcy protection in the United States Bankruptcy Court for the Eastern Division of California.

At the time of the filing of the bankruptcy, SGP allegedly owed plaintiffs certain unpaid benefits under its plans.  Plaintiffs allege that those benefits total approximately $935,000.  The plaintiffs contend that the MEWA required a license from the Arizona Department of Insurance, that the MEWA lacked such a license, and that the Arizona Company is liable for unpaid benefits pursuant to Arizona Revised Statute 20-402 (B) which provides for an agents liability when an unlicensed insurer fails to pay any claim or loss within the provisions of the insurance contract.

The Arizona Company has filed an answer to the complaint denying liability and has filed a counterclaim against the hospital plaintiffs and a cross complaint against a third party, Sunkist Growers, Inc. alleging that it is responsible in whole or part for any damages caused to plaintiffs.

While it is difficult to predict the outcome of any litigation, as the nature of litigation is always uncertain, the Company believes that the results of the above discussed litigation will not have a material impact on the financial operations of the Company.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II

Item 5.           MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

The Company’s Common Stock has traded on the Nasdaq Stock Market under the symbol “PFCO” since the consummation of the Company’s initial public offering of its Common Stock on October 24, 1997.  The high and low closing prices of the Common Stock on the Nasdaq Stock Market during 2003 and 2002 were as follows:

	High	Low

First Quarter 2003	0.970	0.700
Second Quarter 2003	1.700	0.800
Third Quarter 2003	1.590	1.280
Fourth Quarter 2003	2.810	1.270

First Quarter 2002	1.700	0.150
Second Quarter 2002	2.090	0.360
Third Quarter 2002	1.000	0.810
Fourth Quarter 2002	0.900	0.630

Holders of Record

As of March 19, 2004, the Common Stock was held of record by 169 holders.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table set forth information as to securities authorized for issuance under equity compensation plans as of December 31, 2003.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities remaining Available for Future Issuance

Equity compensation plans approved by security holders:
1994 Plan	—	—	3,233
1997 Plan	379,126	$0.53	283,310
Equity compensation plans not approved by security holders	—	—	—

Total	379,126	$0.53	286,543

Item 6.           SELECTED FINANCIAL DATA.

The selected data presented below under the captions “Income Statement Data” and “Balance Sheet Data” as of and for each of the years in the five-year period ended December 31, 2003, are derived from the consolidated financial statements of the Company.  The consolidated financial statements as of December 31, 2003 and 2002 and for each of the years in the three-year period ended December 31, 2003 are included elsewhere herein. The selected financial data set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and notes thereto appearing elsewhere herein.

	Years Ended December 31,
	2003	2002	2001 (3)	2000 (3)	1999 (3)
	(dollars in thousands, except per share data)
Income Statement Data:
Commissions	$16,716	$11,640	$10,282	$8,924	$7,759
Contingent commissions	2,039	1,720	1,516	1,608	1,245
Net investment income	7	17	158	531	514
Net realized investment gains (losses) (2)	—	—	72	(5,248)	(1,314)
Service fees	602	80	36	92	267
Other income	32	232	54	704	846
Total income	19,396	13,689	12,118	6,611	9,317

Salaries and related expenses	10,165	7,958	6,377	5,951	5,866
Interest expense	149	268	672	1,524	741
Amortization expense	538	389	755	947	848
Other expenses	6,022	3,816	3,854	3,728	3,039
Total operating expenses	16,874	12,431	11,658	12,150	10,494
Equity in net loss of unconsolidated affiliate	—	—	—	(1,377)	(506)
Income (loss) from continuing operations before taxes	2,522	1,258	460	(6,916)	(1,683)
Income tax expense (benefit)	1,094	(144)	198	1,530	(473)
Income (loss) from continuing operations	1,428	1,402	262	(8,446)	(1,210)
Loss from operations of discontinued underwriting segment - PICO	—	(1,426)	(38,601)	(15,713)	(19,540)
Income tax benefit	—	(604)	(7,047)	(4,954)	(7,011)
Loss on discontinued operations	—	(822)	(31,554)	(10,759)	(12,529)
Net income (loss)	$1,428	$580	$(31,292)	$(19,205)	$(13,739)

	Years Ended December 31,
	2003	2002	2001 (3)	2000 (3)	1999 (3)
	(dollars in thousands, except per share data)
Earnings (loss) per share (1)
Income (loss) from continuing operations	$0.23	$0.23	$0.05	$(1.54)	$(0.21)
Loss on discontinued operations	—	(0.13)	(5.58)	(1.97)	(2.14)
Net income (loss)	$0.23	$0.10	$(5.53)	$(3.51)	$(2.35)
Weighted average shares outstanding (1)	6,321,322	6,095,617	5,656,278	5,475,170	5,847,836

Earnings (loss) per share - assuming dilution(1)
Income (loss) from continuing operations	$0.22	$0.22	$0.05	$(1.54)	$(0.21)
Loss on discontinued operations	—	(0.13)	(5.58)	(1.97)	(2.14)
Net income (loss)	$0.22	$0.09	$(5.53)	$(3.51)	$(2.35)
Weighted average shares outstanding - assuming dilution (1)	6,555,298	6,150,698	5,656,278	5,475,170	5,847,836

Balance Sheet Data:
Total assets related to continuing operations	$19,401	$14,300	$13,181	$14,505	$27,367
Net assets related to discontinued operations	—	—	—	37,849	45,277
Notes payable	1,676	2,750	4,051	12,879	16,632
Total liabilities	10,045	6,641	6,799	16,593	21,021
Net stockholders’ equity	9,356	7,659	6,382	35,761	51,623

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

Quarterly Data

The following is a summary of operations by quarter for the years ended December 31, 2003 and 2002:

	2003
	March 31	June 30	Sept 30	Dec 31
	(dollars in thousands)
Total income	$4,619	$4,299	$5,230	$5,248
Total expenses	4,097	4,097	4,387	4,293
Income from continuing operations	296	113	476	543
Net income	$296	$113	$476	$543
Earnings per share from continuing operations – assuming dilution*	$0.05	$0.02	$0.07	$0.08

	2002
	March 31	June 30	Sept 30	Dec 31
	(dollars in thousands)
Total income	$3,244	$2,928	$3,520	$3,997
Total expenses	2,797	2,702	3,268	3,664
Income from continuing operations	260	122	147	873
Loss on discontinued operations	(48)	(72)	(41)	(661)
Net income	$212	$50	$106	$212
Earnings per share from continuing operations – assuming dilution*	$0.04	$0.02	$0.02	$0.09

*  Quarters do not add to full year due to changes in shares outstanding.

Item 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  The preparation of these financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the applicable period.  On an ongoing basis, management evaluates its estimates, assumptions and judgments, including those related to revenue recognition, intangible assets, income taxes, financing arrangements and contingencies.  Management bases its estimates, assumptions and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies, among others, affect its more significant estimates, assumptions and judgments used in the preparation of the consolidated financial statements.

Revenue Recognition. Commission income is recorded on the effective date of the policy or the billing date, whichever is later.  In the case of contingent commissions tied to achieving specified volume levels, revenue is recorded when the related criteria has been met.  Contingent commission income associated with profit sharing arrangements is recorded at the earlier of the amounts being reasonably estimatable or receipt of such amounts.  Service fees are earned over the period the related services are performed.

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

Business Acquisitions and Purchase Price Allocations.  All of the Company’s acquisitions have been accounted for using the purchase method.  Consequently, the net assets and results of operations of the acquired operations have been included in the Company’s consolidated financial statements from the respective acquisition dates.  The Company structures such transactions to include “earn out” provisions whereby the ultimate purchase price is tied to actual revenues in the months immediately following the effective date (generally twelve months).  Additional or reduced consideration resulting from such “earn out” provisions is reflected as an adjustment to goodwill when the contingency is resolved.

The Company uses a methodology based on discounted future cash flows derived from acquired client lists and attrition rates to estimate the fair value of the expiration rights and other intangible assets at the date of acquisition.  Expiration rights are amortized on a straight line basis over their estimates lives of five to seven years.  Non-compete agreements are typically valued at their stated contractual amount and are amortized on a straight line basis over the terms of the agreements.  Goodwill is not subject to amortization.  Both the allocation of purchase price and the estimation of useful lives require management’s judgment.  If historical fact patterns were to change, such as the rate of attrition of acquired client accounts, the Company may be required to allocate more purchase price to goodwill or accelerate the amortization of expiration rights, which may have a material negative impact on the Company’s financial position or results of operations.

Goodwill and Other Intangible Asset Impairment.  The Company assesses the recoverability of goodwill and other intangible assets at least once a year or as required based on triggering events.  A triggering event is a change in business circumstances that indicates that the carrying value of the asset may not be recoverable.  Examples of a triggering event include poor financial results or projections, deterioration of client base, loss of key employees or changes in the marketplace.  Reviews for triggering events require the use of management’s judgment.  If as a result of the impairment review, the Company finds that the carrying value of an asset is in excess of the fair value, the Company would be required to take a charge against current earnings.  The results of our reviews disclosed no such asset impairments in 2003 and 2002.

Income Taxes.  Determining the consolidated provision for income tax expense, deferred tax assets and liabilities and any related valuation allowance involves judgment.  GAAP requires deferred tax assets and liabilities to be recognized for the estimated future tax effects attributed to temporary differences and carryforwards based on provisions of the enacted tax law.  The effects of future changes in tax laws or rates are not anticipated.  Temporary differences are differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements.  Carryforwards primarily include items such as net operating losses, which can be carried forward to future tax years.

The Company is required to reduce its net deferred tax asset by a valuation allowance to the extent that, based on the weight of available evidence, it is “more likely than not” that any deferred tax asset will not be realized.  Any increase in the related allowance account would decrease reported earnings on a dollar for dollar basis in the year in which such recognition was to occur.  Because of the quasi-reorganization effected by the Company in 2003, any decrease in the valuation allowance will be a direct increase to additional paid in capital.

Overview

The Company’s revenues consist primarily of commission income, contingent commission income, service fees and other income. Commission income is earned from Pan Am’s distribution of insurance. Contingent commission income is related to volume and profit sharing arrangements with insurance carriers.

The Company’s expenses consist of salaries and related expenses, interest expense, amortization expense and other general and administrative expenses.

Results of Operations

2003 Compared to 2002

Commission income.  Commission income increased 43.6% to $16.7 million for 2003 from $11.6 million for 2002.  The increase was largely driven by increases in Pan Am’s placement of crop insurance which has been a focus of the Company since mid-2002.  In 2003, approximately 50% of the total increase in commission income is due to increases in the crop line of business.  The Company has made efforts to expand this line through producer recruitment and the 2003 acquisition of Roudebush & Avina Insurance Agency, Inc. (“R&A”), a Modesto, California agency specializing in crop insurance to commercial wine grape growers.

Also, contributing to the increase in commission income in 2003 was an increase in the workers’ compensation line of business.  In 2003, approximately 39% of the total increase in commission income is due to increases in the workers compensation line of business.  Currently SCIF is the largest single market for workers’ compensation insurance in the state of California.  Consequently, the Company places a significant portion of its related business with SCIF.  Prior to August 2003, SCIF’s maximum commission rate was 8.0%.  Effective August 2003, the maximum commission rate is 5.5%.  Since commission rates are only adjusted at renewal, the full impact of this change will not be reflected in the Company’s consolidated financial statements until the last half of 2004.

The Company is attempting to mitigate the impact of the SCIF commission adjustment in a number of significant ways.  First, the Company is actively engaged in offering alternative risk structures, including proprietary access to a member owned Bermuda captive.  Second, the Company is diversifying its revenue base by expanding its property and casualty commissions and developing a significant crop insurance platform as discussed above.  Service fees are also becoming a more meaningful part of the revenue schedule.

The Company is continuing to see the impact of its diversification efforts.  For the year ended December 31, 2003, workers’ compensation accounted for 43% of commission income as compared to 45% for the comparable 2002 period.

Contingent commission income.  Contingent commission income increased 18.5% to $2.0 million for 2003 from $1.7 million for 2002.  Contingent commission fluctuates from year to year based on the profitability of the underlying business and external market conditions which can result in changes to contingency programs offered by insurance carriers.

In 2003, approximately 50% of the contingent commission income earned related to volume and retention bonuses related to the SCIF business.  SCIF has discontinued these contingent commissions arrangements for the 2004 calendar year (although the profit share component remains), therefore, contingent commission income is expected to decline in 2004.  See discussion above related to actions taken by the Company to mitigate the impact of SCIF commission adjustments.

Service Fees.  Service fee income increased to $602,000 for 2003 from $80,000 for 2002.  The increase in service fees is due to new service arrangements where the Company is paid for providing loss control and other field support services to selected accounts.  Pan Am provides loss control and other services both as a contractor to selected insurance carriers and on a direct basis to its customers.

Salaries and related expenses. Salaries and employee benefits increased 27.7% to $10.2 million for 2003 from $8.0 million for 2002.  The increase is due to three primary factors: the transfer of selected employees from PICO’s payroll to Pan Am in early to mid-2002, the addition of new employees beginning in July 2002 and the elimination of previous cost sharing arrangements that were in effect with PICO through mid-2002.  Salaries and related expenses was 52% of total revenues for 2003 as compared to 58% for the comparable 2002 period

Interest expense. Interest expense decreased 44.4% to $149,000 for 2003 from $268,000 for 2002.  The decrease is due to a decline in the outstanding balance of the related note payable as well as a decrease in the interest rate on the note payable.  As of the beginning of 2002, the note payable to bank had a balance of $4.1 million which was reduced to $2.8 million at the beginning of 2003 and further reduced to $1.7 million by the end of 2003.

Amortization expense. Amortization expense increased 38.3% to $538,000 for 2003 from $389,000 for 2002.  The increase is due to an increase in intangible assets related to agency purchases in mid 2002 and early 2003.

Operating expenses.  Operating expenses increased 57.8% to $6.0 million for 2003 from $3.8 million for 2002.  The increase is primarily due to the elimination of previous cost sharing arrangements that were in effect with PICO until mid-2002 as well as the costs associated with an increased number of employees, including insurance and facilities expense.  Also contributing to the increase in operating expenses are accruals associated with legal matters.

Income from continuing operations before taxes.  Income from continuing operations before taxes increased to $2.5 million in 2003 from $1.3 million in 2002.  The increase was primarily driven by an increase in commission income.

Income taxes on continuing operations.  Income tax expense on continuing operations for 2003 was $1.1 million compared to a benefit of $144,000 for 2002.  The effective income tax rates for 2003 and 2002 were 43.4% and (11.4%), respectively. The total tax expense (benefit) from continuing operations is different from the applicable Federal income tax rate of 34% for the reasons reflected in the following reconciliation ($’s in 000’s):

	2003	2002
Expected tax expense	$858	$428
Nondeductible expenses	68	22
State income taxes, net of Federal benefit	168	132
Change in valuation allowance	—	(525)
Alternative minimum tax carryback	—	(197)
Other, net	—	(4)
	$1,094	$(144)

On a Federal income tax basis, the Company currently has significant net operating loss carryforwards.  The income tax expense in 2003 largely reflects the utilization of those net operating loss carryforwards and does not represent taxes paid or payable.

The net deferred tax asset is the amount the Company believes is more likely than not will be realized in the next several years and is adjusted based on anticipated future operating results.  In 2002, changes in the tax law made available for recovery certain alternative minimum tax payments made for years which were previously closed.

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

Amortization expense. Amortization expense decreased 48.5% to $389,000 for 2002 from $755,000 for 2001.  The decrease in amortization on intangibles is due to the related intangible asset becoming fully amortized at the end of 2001.  In addition, the Company ceased recording goodwill amortization in accordance with SFAS 142 beginning on January 1, 2002.

Operating expenses.  Operating expenses decreased 1.0% to $3.8 million for 2002 from $3.9 million for 2001.

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

	2002	2001
Expected tax expense	$428	$156
Nondeductible expenses	22	6
State income taxes, net of Federal benefit	132	39
Change in valuation allowance	(525)	—
Alternative minimum tax carryback	(197)	—
Other, net	(4)	(3)
	$(144)	$198

The net deferred tax asset is the amount the Company believes is more likely than not will be realized and is adjusted based on anticipated future operating results and various tax planning strategies.  In 2002, changes in the tax law made available for recovery certain alternative minimum tax payments made for years which were previously closed.

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

	2002	2001
Expected tax benefit	$(484)	$(13,124)
Tax exempt investment income	—	(163)
State income taxes, net of Federal benefit	(128)	—
Change in valuation allowance	—	6,195
Nondeductible expenses	—	42
Other, net	8	3
	$(604)	$(7,047)

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

Prior to the refinancing discussed below, PAULA Financial had a credit agreement with Bank of the West.  On November 1, 2003, the Company refinanced its outstanding bank debt with a $1,800,000 reducing revolving line of credit (the “Line of Credit”) with US Bank (the “Lender”).  The line of credit matures one year from funding, with a one-year automatic option to extend as long as the Company is in compliance with all covenants.  As of December 31, 2003, PAULA Financial was in compliance with all of the covenants.  Balances outstanding under the term loan bear interest at prime rate plus 1.0%.  As of March 15, 2004, the interest rate was 5.0%.

PAULA Financial’s subsidiaries have guaranteed the obligations of PAULA Financial under the Line of Credit.  Additionally, the Lender has a security interest in the assets of the Company.

The Company’s Board of Directors had previously approved a 1,000,000 share repurchase program.  On February 20, 2003, the Board of Directors authorized an additional 2,000,000 shares for the share repurchase program.  As of December 31, 2003, the Company held 924,734 shares in treasury stock.

Contractual Obligations and Commitments

The following is a summary of the Company’s contractual obligations as of December 31, 2003:

		Payments Due by Period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	More than 5 Years
	(dollars in thousands)
Debt	$1,676	$400	$1,276	$—	$—
Acquisition payable	$2,319	$993	$1,125	$201	$—
Operating lease	$1,517	$620	$773	$124	$—
Total	$5,512	$2,013	$3,174	$325	$—

Management believes that funds currently available and expected to be generated by agency operations will be sufficient to meet the required contractual obligations.

Operating Subsidiaries

The sources of funds of the agency operations are cash flows from operating activities and the major use of funds is operating expenses. In the most recent years, operating cash flows at Pan Am have met the agency subsidiaries’ liquidity requirements as well as a substantial portion of the parent company’s cash flow requirements, including debt service requirements.

Off-Balance Sheet Arrangements

As of December 31, 2003 the Company had no off-balance sheet arrangements.

Related Party Transactions

Since 1999, the Company’s agency operations have outsourced certain backroom functions to a service center operation.  In 2001, a partial owner of this agency, James G. Parker, III, was elected to the Company’s board of directors.  Fees paid by the Company’s agency to the service center were $1.5 million, $1.3 million and $1.1 million for the years ended December 31, 2003, 2002 and 2001, respectively which consisted primarily of direct expense reimbursements.  Additionally, the Company has a $0.7 million minority investment in the related agency.

New Accounting Standards

In December 2002, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock Based Compensation - Transition and Disclosure, an amendment of SFAS 123”. This Statement amends SFAS No. 123, “Accounting for Stock Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock based employee compensation. In addition, this SFAS amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to the accompanying consolidated financial statements.

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

Item 7A.                QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The following sections address the significant market risks associated with the Company’s financial activities as of December 31, 2003. Caution should be used in evaluating the Company’s overall market risk from the information below, since actual results could differ materially from the estimates and assumptions used below.

Interest Rate Risk

The Company does not utilize stand-alone derivatives to manage interest rate risks.  The Company has historically utilized a moderate level of corporate borrowings and debt. As of December 31, 2003, notes payable to bank account for 17% of total liabilities.

Any change in interest rates would not change the fair value of the Line of Credit as the Line of Credit has a variable interest rate.  A 100 bp change in interest rate would change interest expense in 2004 by approximately $15,000.

Equity Price Risk

The Company generally does not invest in equity securities for trading purposes.

Item 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors

PAULA Financial

We have audited the accompanying consolidated balance sheet of PAULA Financial and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended.  Our audit also included the financial statement schedules as of and for the year ended December 31, 2003 listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PAULA Financial and subsidiaries at December 31, 2003, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.  Also, in our opinion, the related financial statement schedules as of and for the year ended December 31, 2003, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Los Angeles, California
February 13, 2004

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

PAULA Financial:

We have audited the accompanying consolidated balance sheet of PAULA Financial and subsidiaries as of December 31, 2002 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PAULA Financial and subsidiaries as of December 31, 2002 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 141, “Business Combinations” and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” which changed the Company’s method of accounting for goodwill and other intangible assets effective January 1, 2002.

/s/ KPMG LLP

Los Angeles, California
March 7, 2003

PAULA FINANCIAL AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands)

Assets

	December 31,
	2003	2002
Current Assets:
Cash, unrestricted	$614	$439
Cash, restricted	2,496	851
Total cash	$3,110	$1,290

Receivables:
Accounts receivable, net of allowance for uncollectible accounts ($80 and $140 at December 31, 2003 and 2002, respectively)	1,829	875
Commissions receivable	2,896	1,284
Income tax receivable	—	141
Other	13	92
Total receivables	$4,738	$2,392

Deferred income taxes	1,662	1,274
Other assets	372	262
	$9,882	$5,218

Non-Current Assets:
Property and equipment, net	246	266
Investment in related party, at cost	703	703
Goodwill, net	2,069	1,590
Other intangibles assets, net	2,159	1,056
Deferred income taxes	4,169	5,368
Other assets	173	99
	$19,401	$14,300

PAULA FINANCIAL AND SUBSIDIARIES

Consolidated Balance Sheets Continued

(Dollars in thousands)

Liabilities and Stockholders’ Equity

	December 31,
	2003	2002
Current Liabilities:
Due to underwriters and assureds	$4,257	$1,890
Accounts payable and accrued expenses	1,027	760
Employment related accruals	645	403
Acquisition related accruals	993	238
Income taxes payable	121	—
Note payable to bank	400	1,300
	$7,443	$4,591
Non-Current Liabilities:
Acquisition related accruals	1,326	600
Note payable to bank	1,276	1,450
	$10,045	$6,641

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 4,058,823 shares; none issued and outstanding	$—	$—
Common stock, $0.01 par value. Authorized 15,000,000 shares; issued shares 7,118,379 and 7,023,379 shares at December 31, 2003 and 2002, respectively	71	70
Additional paid-in capital	13,962	68,294
Accumulated earnings (deficit), after January 1, 2003, net of $54,405 deficit eliminated	1,428	(54,405)
Unearned compensation	(127)	(26)
Employee loans for stock purchase	(20)	(397)
Treasury stock, at cost (924,734 and 873,500 shares at December 31, 2003 and 2002, respectively)	(5,958)	(5,877)
Net stockholders’ equity	9,356	7,659
	$19,401	$14,300

See accompanying notes to consolidated financial statements.

PAULA FINANCIAL AND SUBSIDIARIES

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

	Years ended December 31,
	2003	2002	2001
Income:
Commissions	$16,716	$11,640	$10,282
Contingent commissions	2,039	1,720	1,516
Net investment income	7	17	158
Net realized investment gains	—	—	72
Service fees	602	80	36
Other income	32	232	54
	$19,396	$13,689	$12,118
Operating expenses:
Salaries and related expenses	10,165	7,958	6,377
Interest expense	149	268	672
Amortization expense	538	389	755
Other expenses	6,022	3,816	3,854
	$16,874	$12,431	$11,658

Income from continuing operations before income taxes	2,522	1,258	460
Income tax expense (benefit)	1,094	(144)	198
Income from continuing operations	$1,428	$1,402	$262

Discontinued operations:
Loss from operations of discontinued underwriting segment (including loss on disposal in 2002 of $495)	—	(1,426)	(38,601)
Income tax benefit	—	(604)	(7,047)
Loss on discontinued operations	—	$(822)	$(31,554)

Net income (loss)	$1,428	$580	$(31,292)

Earnings per share:
Income from continuing operations	$0.23	$0.23	$0.05
Loss on discontinued operations	—	(0.13)	(5.58)
Net income (loss)	$0.23	$0.10	$(5.53)

Earnings per share– assuming dilution:
Income from continuing operations	$0.22	$0.22	$0.05
Loss on discontinued operations	—	(0.13)	(5.58)
Net income (loss)	$0.22	$0.09	$(5.53)

See accompanying notes to consolidated financial statements.

PAULA FINANCIAL AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Dollars in thousands)

	Years ended December 31,
	2003	2002	2001

Net income (loss)	$1,428	$580	$(31,292)

Other comprehensive income from discontinued operations, net of tax:
Unrealized holding gains arising during period (tax impact: 2001:$318)	—	—	617
Reclassification adjustment for realized gains included in net loss (tax impact: 2001:$264)	—	—	512
	$—	$—	$1,129
Comprehensive income (loss)	$1,428	$580	$(30,163)

See accompanying notes to consolidated financial statements.

PAULA FINANCIAL AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands)

	Number of shares	Com- mon Stock	Additional paid-in capital	Accum- ulated earnings (deficit)	Un- earned Compen- sation	Employee Loans for Stock Purchase	Net unrealized gain (loss) on investments	Treasury stock	Net stockholders’ equity
Balance at December 31, 2000	5,341,979	$63	$67,371	$(23,693)	—	$(570)	$(1,129)	$(6,281)	$35,761
Net loss	—	—	—	(31,292)	—	—	—	—	(31,292)
Restricted stock awards	629,000	7	874	—	(583)	—	—	—	298
Impact of de-consolidation of PICO	121,600	—	—	—	—	—	—	404	404
Change in employee loans for stock purchases	—	—	—	—	—	82	—	—	82
Net change in unrealized loss on investments (net of tax)	—	—	—	—	—	—	1,129	—	1,129
Balance at December 31, 2001	6,092,579	$70	$68,245	$(54,985)	$(583)	$(488)	$—	$(5,877)	$6,382
Net income	—	—	—	580	—	—	—	—	580
Common stock issued	60,100	—	53	—	—	—	—	—	53
Restricted stock forfeitures	(2,800)	—	(4)	—	—	—	—	—	(4)
Change in employee loans for stock purchases	—	—	—	—	—	91	—	—	91
Change in unearned compensation	—	—	—	—	557	—	—	—	557
Balance at December 31, 2002	6,149,879	$70	$68,294	$(54,405)	$(26)	$(397)	$—	$(5,877)	$7,659
Net income	—	—	—	1,428	—	—	—	—	1,428
Quasi-Reorganization	—	—	(54,405)	54,405	—	—	—	—	—
Common stock issued	35,000	—	7	—	—	—	—	—	7
Restricted stock awards	60,000	1	66	—	—	—	—	—	67
Repurchase common stock	(51,234)	—	—	—	—	81	—	(81)	—
Change in employee loans for stock purchases	—	—	—	—	—	296	—	—	296
Change in unearned compensation	—	—	—	—	(101)	—	—	—	(101)
Balance at December 31, 2003	6,193,645	$71	$13,962	$1,428	$(127)	$(20)	$—	$(5,958)	$9,356

See accompanying notes to consolidated financial statements.

PAULA FINANCIAL AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Years Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$1,428	$580	$(31,292)
Loss from discontinued operations	—	822	31,554
Income from continuing operations	1,428	1,402	262
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	688	511	814
Loss on sale of property and equipment	—	3	40
Gain on sales and calls of equity and fixed maturities	—	—	(72)
(Increase) decrease in receivables	(2,346)	(1,679)	1,170
(Increase) decrease in deferred income taxes	811	48	(156)
Increase (decrease) in accounts payable and accrued expenses	2,947	155	(917)
Decrease in unearned compensation	6	557	—
Other, net	38	67	(721)
Net cash provided by operating activities	$3,572	$1,064	$420
Cash flows from investing activities:
Purchase of property and equipment	(127)	(259)	(234)
Purchase of book of business	(589)	—	217
Net cash used in investing activities	$(716)	$(259)	$(17)
Cash flows from financing activities:
Payments on note payable to bank	(2,750)	(1,300)	(7,198)
Borrowings on line of credit	1,775	—	—
Payments on line of credit	(100)	—	—
Payments on notes payable	—	—	(1,629)
Issuance of common stock	—	—	881
Repayment of employee loans for stock purchases	39	91	—
Retirement of common stock	—	(4)	—
Funding of discontinued operations	—	(299)	(7,954)
Net cash used in financing activities	$(1,036)	$(1,512)	$(15,900)
Net increase (decrease) in cash	1,820	(707)	(15,497)
Cash at beginning of period	1,290	1,997	17,494
Cash at end of period	$3,110	$1,290	$1,997

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

In 2003, approximately 96% of the Company’s agency commission revenue was generated in the state of California compared to 93% in 2002 and 89% in 2001.  In 2003, approximately 43% of commission revenue was derived from the workers’ compensation line of business compared to 45% in 2002 and 52% in 2001.

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

Where necessary, prior years’ information has been reclassified to conform to the 2003 presentation.

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

Revenue Recognition

Commission income is recorded on the effective date of the policy or the billing date, whichever is later. In the case of contingent commissions tied to achieving specified volume levels, revenue is recorded when the related criteria has been met.  Contingent commission income associated with profit sharing arrangements is recorded at the earlier of the amounts being reasonably estimatable or receipt of such amounts.  Service fees are earned over the period the related services are performed.

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

The following table summarizes property and equipment by classification:

	December 31,
	2003	2002
Property and equipment, at cost:
Office furniture, fixtures and equipment	575	3,200
Automobiles	99	99
Leasehold improvements	27	27
	701	3,326
Less accumulated depreciation	(455)	(3,060)
Net property and equipment	$246	$266

In 2003, certain fully depreciated assets with a cost basis of $2,752 were written off against accumulated depreciation.  No gain or loss was associated with this activity.

Excess of Cost over Net Assets Acquired and Other Intangibles

Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount.

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

Beginning on January 1, 2002, the Company ceased recording goodwill amortization in accordance with SFAS 142. The following table reconciles reported net earnings and net earnings per share to adjusted net earnings and net earnings per share:

	Years ended December 31,
	2003	2002	2001
Reported net income (loss)	$1,428	$580	$(31,292)
Add back: Amortization of excess of cost over net assets acquired	—	—	30
Add back: Tax effect of amortization of excess of cost over net assets acquired	—	—	(10)
Adjusted net income (loss)	$1,428	$580	$(31,272)

Earnings (loss) per share:
Net income (loss)	$0.23	$0.10	$(5.53)
Amortization of excess of cost over net assets acquired	—	—	—
Tax effect of amortization of excess of cost over net assets acquired	—	—	—
Adjusted net income (loss)	$0.23	$0.10	$(5.53)

Earnings (loss) per share – assuming dilution:
Net income (loss)	$0.22	$0.09	$(5.53)
Amortization of excess of cost over net assets acquired	—	—	—
Tax effect of amortization of excess of cost over net assets acquired	—	—	—
Adjusted net income (loss)	$0.22	$0.09	$(5.53)

At December 31, 2003 and 2002, excess of cost over net assets acquired was $2,149 and $1,670, respectively, less accumulated amortization of $80 and $80 in 2003 and 2002, respectively.  In accordance with SFAS 142, the Company ceased recording goodwill amortization beginning on January 1, 2002.

Prior to the adoption of SFAS 142, excess of cost over net assets acquired was amortized on a straight-line basis over twenty five years and assessed for recoverability by an analysis of the undiscounted future cash flows generated by the underlying assets.

Other intangible assets, which consist mainly of contracts not to compete and expiration lists, are amortized on a straight-line basis over periods not to exceed seven years.  At December 31, 2003 and 2002, other intangible assets were $4,379 and $2,739, respectively, less accumulated amortization of $2,220 and $1,683, respectively.  Aggregate amortization expense for the years ended December 31, 2003 and 2002 was $538 and $389, respectively.  Estimated amortization expense for the next five years is $585 in 2004, $584 in 2005, $563 in 2006, $307 in 2007, $110 in 2008 and $10 in 2009.

Income Taxes

The Company accounts for income taxes under the liability method. Accordingly, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized.  Because of the quasi-reorganization effected by the Company in 2003, any decrease in the valuation allowance will be a direct increase to additional paid in capital.

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

Cash, accounts and commissions receivable, due to underwriters and assureds, other current liabilities and the note payable to bank are considered financial instruments.  Due to the short duration of certain financial instruments, specifically cash, accounts and commissions receivable, due to underwriters and assureds and other current liabilities, the carrying amounts approximate fair value.  The fair values of the note payable to bank is estimated using discounted cash flow analyses based on current market interest rates. The estimated fair value of the note payable to bank approximates the related carrying value.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity during a period except those resulting from investments by stockholders and distributions to stockholders. In 2001, the Company’s only component of other comprehensive income (loss) relates to unrealized gains and losses on investments from discontinued operations.  The Company has included consolidated statements of comprehensive income (loss) in the accompanying consolidated financial statements.

Earnings per Share (“EPS”)

The EPS calculations for the years ended December 31, 2003, 2002 and 2001 were based upon the weighted average number of shares of common stock outstanding.  The EPS - assuming dilution calculations were based upon the weighted average number of shares of common stock outstanding adjusted for the effect of convertible securities, and options and warrants considered common stock equivalents.  Stock options and warrants are considered to be common stock equivalents, except when their effect is antidilutive.

The following table reflects the weighted average shares of common stock outstanding used in the EPS calculation as well as the EPS - assuming dilution calculation. (In loss periods options are excluded from the calculation of EPS-assuming dilution as the inclusion of such options would have an antidilutive effect.)

	Years ended December 31,
	2003	2002	2001

Shares used in EPS calculation	6,321,322	6,095,617	5,656,278
Impact of options	233,976	55,081	—
Shares used in diluted EPS calculation	6,555,298	6,150,698	5,656,278

Stock options to purchase 20,000 shares that were outstanding as of December 31, 2003 and 2002 were not included in the computation of earnings per share for 2003 and 2002 as inclusion of such shares would be antidilutive.

Stock-Based Compensation

The Company’s stock-based employee compensation plans are described more fully in Note 5.  The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“Opinion 25”), and related interpretations in accounting for its employee stock options and adopt the disclosure requirements of Statement of Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and Statement of Financial Accounting Standards No. 148, “Accounting for Stock Based Compensation - Transition and Disclosure, an amendment of SFAS 123” (“SFAS 148”).

The fair value of stock based compensation to employees is calculated using an option pricing model developed to estimate the fair value of freely tradable and fully transferable options without vesting restrictions, which differ from the Company’s stock option program.  The model also requires considerable judgment, including assumptions regarding the future stock price volatility and expected time to exercise, which greatly affect the calculated value.

The fair value for options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:  risk free interest rate of 3% for options granted in 2002 and 2001, average option exercise period of seven years, and a volatility factor of 50%.  The fair value per option was $0.25 for options granted in 2002 and $0.98 to $1.14 for options granted in 2001.

Had compensation cost for the Company’s stock-based compensation plan been reflected in the accompanying consolidated financial statements based on the fair value at the grant dates for option awards consistent with the method of SFAS 123, the Company’s net income would have been reduced to the pro forma amounts indicated below:

	Years ended December 31,
	2003	2002	2001
Net income (loss):
As reported	$1,428	$580	$(31,292)
Pro forma	$1,421	$519	$(31,317)

Income (loss) per share:
As reported	$0.23	$0.10	$(5.53)
Pro forma	$0.23	$0.09	$(5.54)

Income (loss) per share - assuming dilution:
As reported	$0.22	$0.09	$(5.53)
Pro forma	$0.22	$0.08	$(5.54)

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

(2)  Note Payable to Bank

At December 31, 2002, the Company had an outstanding credit agreement with Bank of the West that required that the loan balance be paid over the next two years with the final principal payment due January 1, 2005.  On November 1, 2003, the Company refinanced its outstanding bank debt with a $1,800 reducing revolving line of credit (the “Line of Credit”) with US Bank (the “Lender”).  The Line of Credit matures one year from funding, with a one-year automatic option to extend as long as the Company is in compliance with all covenants.  Balances outstanding under the term loan bear interest at prime rate plus 1.0%.  As of March 15, 2004, the interest rate was 5.0%.

Aggregate annual commitments under notes payable to bank are as following as of December 31, 2003:

2004	400
2005	1,276

The Company’s subsidiaries have guaranteed the obligations of PAULA Financial under the Line of Credit.  Additionally, the Lender has a security interest in the assets of the Company.

Management believes that funds currently available and expense reimbursements and dividends from its operating subsidiaries will be sufficient to meet the required principal and interest payments.

(3)  Income Taxes

The Company and its subsidiaries file a consolidated Federal income tax return. Income tax expense (benefit) from continuing operations for the years ended December 31, 2003, 2002 and 2001 is shown as follows:

Years ended December 31,	Federal	State	Total

2003:
Current	$51	$232	$283
Deferred	811	—	811
	$862	$232	$1,094

2002:
Current	$(197)	$5	$(192)
Deferred	48	—	48
	$(149)	$5	$(144)

2001:
Current	$(673)	$58	$(615)
Deferred	813	—	813
	$140	$58	$198

The total tax expense (benefit) from continuing operations is different from the applicable Federal income tax rate of 34% for the reasons reflected in the following reconciliation:

	Years ended December 31,
	2003	2002	2001

Expected tax expense	$858	$428	$156
Nondeductible expenses	68	22	6
State income taxes, net of Federal benefit	168	132	39
Change in valuation allowance	—	(525)	—
Alternative minimum tax carryback	—	(197)	—
Other, net	—	(4)	(3)
	$1,094	$(144)	$198

Temporary differences which give rise to a significant portion of deferred tax assets and liabilities are as follows:

	December 31
	2003	2002
Deferred tax assets:
Net operating loss carryforward	$25,222	$26,319
Net capital loss carryforward	1,677	1,677
Goodwill	646	594
Allowance for uncollectible accounts	343	381
Other	589	317
Gross deferred tax assets	28,477	29,288
Less valuation allowance	(22,646)	(22,646)
Deferred tax assets	$5,831	$6,642
Gross deferred tax liabilities	—	—
Net deferred tax asset	$5,831	$6,642

The net operating loss carryforward includes losses generated by PICO which are available to offset future taxable income of the Company.  As of December 31, 2003 and 2002, the Company has established a $20,969 valuation allowance related to the net operating loss carryforward.

The recoverability of the net deferred tax asset is demonstrated by anticipated future operating results.  Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income in the periods necessary to realize the net deferred tax asset.

The Company received Federal income tax refunds of $123, $92 and $672 during the years ended December 31, 2003, 2002 and 2001, respectively.

At December 31, 2003, the Company had a tax net operating loss carryforward of $74,184 that begins to expire in 2018.

(4)  Stockholders’ Equity

Effective January 1, 2003, the Company implemented a quasi-reorganization of its capital accounts.  At December 31, 2002, the Company had an accumulated deficit of $54.4 million which was primarily generated by the Company’s former underwriting operations, PICO (see Note 9).  After approval by the stockholders on May 21, 2003, the Company effected the quasi-reorganization pursuant to which the Company eliminated its accumulated deficit and charged the corresponding amount to additional paid-in-capital.

In September 1998, the Board of Directors adopted a Stockholder Rights Plan (“Rights Plan”).  The Rights Plan provided for the distribution of one Right for each share of common stock outstanding on October 1, 1998 (6,085,315 shares).  The Rights Plan provides that if any person acquires 10% or more of the Company’s common stock, each Right (other than the Rights held by the 10% stockholder) will become exercisable to purchase PAULA common stock with a value equal to two times the Right’s exercise price.  In addition, if on or after such event the Company is merged out of existence or 50% or more of its assets or earning power are sold, each Right (other than Rights held by the 10% stockholder) will become exercisable to purchase common shares of the acquiring corporation with a value equal to two times the Right’s exercise price.  The Rights expire in ten years unless previously triggered and are subject to redemption by the Board of Directors prior to being triggered.

(5)  Employee Benefit Plans

The Company maintains a 401(k) plan covering substantially all employees. Employees may contribute up to 17% of their compensation. The Company makes a matching contribution of 50% of the employee contribution, limited to 6% of compensation. Total employer costs for continuing operations under the plan were $138, $154 and $177 for the years ended December 31, 2003, 2002 and 2001, respectively.

Employees of the Company receive an annual year-end bonus. Amounts expensed under bonus programs related to continuing operations were $495, $95 and $360 for the years ended December 31, 2003, 2002 and 2001, respectively.

In 1998, the Company implemented a key employee/consultant loan program which provided funds exclusively for the borrowers’ purchase of Company stock.  The Company authorized loans of up to $1,000.  The loans were full recourse, bore interest at the rate of 8.5% per annum, were payable quarterly, and were secured by the stock purchased.  The loan program was reviewed and approved by the Compensation Committee of the Board of Directors.  As of December 31, 2003 and 2002, the Company had outstanding loans in the principal amount of $20 and $450, respectively.  During 2003, the Company forgave loans due from former employees totaling $191.  Stock held as collateral of $32 was taken back into treasury stock.

Additionally, in late 2003, the Company implemented a loan forgiveness program for current employees totaling $200. Under the program, stock collateral of $39 was returned to the Company and the remaining loan balance will be forgiven over a vesting period of two years.  Any unpaid balances outstanding at separation of employment is immediatley due and payable.  During 2003, $54 of the balance outstanding was amortized as services were performed.  Amortization expense is estimated to be $54 for both 2004 and 2005 at which time the outstanding balance will be fully amortized.

In 1994, the Company adopted a stock incentive plan, reserving 550,000 shares of common stock, which provides for granting of stock options and restricted stock bonuses to officers and directors and key employees of the Company. Options and restricted stock are granted at the discretion of the Executive Compensation Committee of the Board of Directors.  At December 31, 2003, 3,233 shares of common stock were available for issuance under the 1994 plan.

In 1997, the Company adopted its 1997 Stock Incentive Plan, reserving 200,000 shares of common stock. In 2001, shares authorized under the 1997 plan were increased to 900,000 shares. At December 31, 2003, 283,310 shares of common stock were available for issuance under the 1997 plan. In the past, the Company has issued options to purchase shares of common stock to officers and directors of the Company outside the Plan.  The options were granted at fair value as determined by the Executive Compensation Committee of the Board of Directors.

Stock options vest either immediately or over periods not to exceed five years and carry an exercise price equal to or in excess of the fair market value of the common stock on the date of grant. The stock options are generally exercisable for a ten-year term.

There were no changes in the status of options granted under the 1994 plan for 2003 and 2002.  Changes in the status of options granted under the 1994 plan for 2001 are summarized as follows:

2001
	Shares	Exercise price	Weighted average exercise price
Beginning of year	391,875	$7.88-23.13	$9.44
Granted	—	—	—
Canceled	(391,875)	$7.88-23.13	$9.44
Exercised or redeemed	—	—	—
End of year	—	—	—
Exercisable	—	—	—

Changes in the status of options granted under the 1997 plan are summarized as follows:

	2003
	Shares	Exercise price	Weighted average exercise price
Beginning of year	384,126	$0.46-1.80	$.53
Granted	—	—	—
Exercised or redeemed	(5,000)	$0.46	$0.46
End of year	379,126	$0.46-1.80	$.53
Exercisable	374,126	$0.46-1.80	$.53

	2002
	Shares	Exercise price	Weighted average exercise price
Beginning of year	120,000	$1.80-2.10	$2.05
Granted	364,126	$0.46	$0.46
Canceled	(100,000)	$2.10	$2.10
Exercised or redeemed	—	—	—
End of year	384,126	$0.46-1.80	$.53
Exercisable	346,626	$0.46-1.80	$.54

	2001
	Shares	Exercise price	Weighted average exercise price
Beginning of year	90,250	$2.62-9.00	$8.50
Granted	120,000	$1.80-2.10	$2.05
Canceled	(90,250)	$2.62-9.00	$8.50
Exercised or redeemed	—	—	—
End of year	120,000	$1.80-2.10	$2.05
Exercisable	35,000	$1.80-2.10	$2.01

There were no changes in the status of options granted outside the plans for 2003 and 2002.  Changes in the status of options granted outside the plans for 2001 are summarized as follows:

2001
	Shares	Exercise price	Weighted average exercise price
Beginning of year	357,500	$8.50-9.50	$9.33
Granted	—	—	—
Canceled	(357,500)	$8.50-9.50	$9.33
Exercised or redeemed	—	—	—
End of year	—	—	—
Exercisable	—	—	—

In 2001 the Company offered current employees, directors and consultants the opportunity to exchange outstanding options for shares of restricted stock.  In conjunction with the program, options to purchase 629,000 shares of stock, which were originally granted both inside and outside the plans, were canceled and exchanged for 629,000 shares of restricted stock. The fair value of the restricted shares was $1.40 per share, the closing price of the common stock as of the date the Board of Directors approved the exchange program.  The restricted stock generally vests over a two year period with one-third of the grant vesting immediately.  The unvested portion of the restricted stock grant was included in unearned compensation in the accompanying consolidated financial statements for the year ended December 31, 2002.

(6)  Commitments and Contingencies

The Company leases buildings for its home office and certain other premises under long-term operating leases that expire in various years to 2007. Certain of these leases contain renewal provisions. Rent expense for continuing operations was $748, $730 and $759 for the years ended December 31, 2003, 2002 and 2001, respectively.

Approximate aggregate minimum rental commitments under operating leases at December 31, 2003 are as follows:

2004	$620
2005	455
2006	318
2007	124

Approximate aggregate minimum rental commitments under capital leases at December 31, 2003 are as follows:

2004	$24
2005	13

Included in the property and equipment disclosures in Note 1 are amounts related to capital leases.  Additionally, amortization expense related to property and equipment subject to capital leases is included in depreciation expense.

In the ordinary course of business, the Company’s subsidiaries are defendants in various lawsuits. Pan American Underwriters Insurance Agents and Brokers, Inc. (the “Arizona Company”) is a defendant in an action filed in Arizona Superior Court, Maricopa County, by two hospitals and two individuals seeking damages for the Arizona Company’s sale of SGP Benefit Plan, Inc. (“SGP”), a Multi-Employer Welfare Arrangement (“MEWA”) licensed by the State of California.  SGP operated in California and Arizona and has filed for Chapter 7 bankruptcy protection in the United States Bankruptcy Court for the Eastern Division of California.

At the time of the filing of the bankruptcy, SGP allegedly owed plaintiffs certain unpaid benefits under its plans.  Plaintiffs allege that those benefits total approximately $935,000.  The plaintiffs contend that the MEWA required a license from the Arizona Department of Insurance, that the MEWA lacked such a license, and that the Arizona Company is liable for unpaid benefits pursuant to Arizona Revised Statute 20-402 (B) which provides for an agents liability when an unlicensed insurer fails to pay any claim or loss within the provisions of the insurance contract.

The Arizona Company has filed an answer to the complaint denying liability and has filed a counterclaim against the hospital plaintiffs and a cross complaint against a third party, Sunkist Growers, Inc. alleging that it is responsible in whole or part for any damages caused to plaintiffs to the extent that it was unjustly enriched by its relationship with SGP.

While it is difficult to predict the outcome of any litigation, as the nature of litigation is always uncertain, the Company believes that the outcome of the above discussed litigation will not have a material impact on the financial operations of the Company.

(7)  Related Party Transactions

Since 1999, the Company’s agency operations have outsourced certain backroom functions to a service center operation.  In 2001, a partial owner of this agency was elected to the Company’s board of directors.  Fees paid by the Company’s agency to the service center were $1,502, $1,251 and $1,123 for the years ended December 31, 2003, 2002 and 2001, respectively.  These fees primarily relate to direct expense reimbursement.  Additionally, the Company has a $703 minority investment in the agency which is a long-term investment accounted for under the cost basis.

(8)  Acquisitions

In July 2002, the Company successfully recruited an experienced, large account agribusiness producer to the organization.  As structured, the Company acquired the business as related accounts were renewed.  No cash was paid by the Company in 2002 related to the acquisition of this business, but the Company did issue 60,000 shares of common stock.  The purchase price allocation was finalized in 2003.  Of the total purchase price of $2,023, $1,237 has been allocated to other amortizable intangible assets, with the remaining $786 allocated to goodwill.  Other amortizable intangible assets relate to expiration lists and covenants not to compete.  In 2003, $289 was paid related to this transaction.  As of December 31, 2003, the remaining obligation related to this transaction was $1,681, with $826 due in 2004, $593 due in 2005 and $262 due in 2006.  Of the obligation outstanding, $1,459 will be paid in cash and $222 will be paid by issuance of stock.

Since 2002, the Company has made efforts to dramatically expand crop insurance sales, primarily through producer recruitment.  In the first quarter of 2003, the Company purchased the existing book of business of Roudebush & Avina Insurance Agency, Inc. (“R&A”).  R&A is based in Modesto, California and specializes in providing crop insurance to commercial wine grape growers.  As part of the associated employment agreements, the Company issued 60,000 shares of common stock.  Balances owing under the arrangement will be paid over a five year period.  Of the total purchase price of $938, $325 has been allocated to other amortizable intangible assets, with the remaining $613 allocated to goodwill.  Other amortizable intangible assets relate to expiration lists and covenants not to compete.  In 2003, $300 was paid related to this transaction.  As of December 31, 2003, the obligation related to this transaction was $638, with $167 due in 2004, $135 due in 2005, $135 due in 2006, $134 due in 2007 and $67 due in 2008.  The purchase price for R&A is subject to adjustment based on actual results for the first twelve months of the agreement.  Consequently, the purchase price will not be finalized until the first quarter of 2004.

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

California insurance regulation provides that when an insurance company is deemed insolvent, the state steps in and assumes control of all operations of the insurance company, including a provision for any shortfall in funds to pay claims. The California Insurance Guaranty Association is the entity responsible for all policyholder claims obligations of insolvent insurance companies.  Because PAULA Financial has no continuing legal obligation, the Company has made no provision for the excess of liabilities over assets of PICO.

The following disclosures relate to the discontinued underwriting operations:

Summary

As a result of the events described above, in the fourth quarter of 2001, the Company began accounting for its investment in PICO using the equity method.  Consequently, PICO’s results summarized below only reflect the result of PICO’s operation in the individual income and expense line items for the first nine months of 2001 while the fourth quarter activity is reflected as equity in net loss of PICO.

Amounts included in discontinued operations for the year ended December 31, 2002, primarily relate to the write off of PICO receivables and employee severance costs associated with the discontinuance of PICO operations.

The following income statement activity summarize amounts included in discontinued operations for the years ended December 31, 2001:

2001
Income:
Premiums earned	$33,000
Investment income	5,478
Realized investment gains	902
39,380
Expenses:
Losses and loss adjustment expenses incurred	28,633
Dividends provided for policyholders	114
Operating	9,269
38,016

Equity in net loss of PICO	(39,965)

Loss before income tax benefit	(38,601)
Income tax benefit	(7,047)
Net loss	$(31,554)

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

Realized gains and losses on sales of investments were computed on the specific-identification basis.

Net investment income is summarized as follows:

Year ended December 31, 2001
Interest on fixed maturity securities	$4,902
Interest on short-term investments	790
Dividends	99
5,791
Less investment expenses	(213)
$5,578

Net realized investment gains are as follows:

Year ended December 31, 2001
Fixed maturities:
Gross realized gains	$1,282
Gross realized losses	(210)

Common stock:
Gross realized gains	—
Gross realized losses	(170)
$902

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

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

2001
Balance at beginning of period	$152,577
Less reinsurance recoverable on unpaid losses and loss adjustment expense	20,867
Net balance at beginning of period	$131,710
Incurred related to:
Current period	26,821
Prior periods	1,812
Total incurred	$28,633
Impact of de-consolidation of PICO	(89,213)
Paid related to:
Current period	8,497
Prior periods	62,633
Total paid	$71,130
Balance at end of period	$—

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

Policyholder Dividends

Participating workers’ compensation policies represented approximately 25% of net written premium for the year ended December 31, 2001. Dividends were recorded as a liability based on estimates of ultimate amounts expected to be declared by PICO’s Board of Directors, at their discretion.

Reinsurance

The maximum retention for each loss occurrence on workers’ compensation policies was $250 subject to $2,000 in annual aggregate losses on the $250 excess $250 layer.  In July 2000, PICO modified the terms of the deductible from a fixed $2,000 to 2.0% of earned premium.

Effective July 1, 2000, PICO entered into a variable rate quota share agreement with the Insurance Corporation of Hannover (ICH).  For the year ended December 31, 2001, PICO ceded 10% of policy year earned premium to ICH. The contract with ICH was terminated effective January 1, 2002.

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

The following amounts have been deducted from PICO’s discontinued operations as a result of reinsurance ceded:

Year ended December 31, 2001
Premiums earned	$22,225
Losses and loss expenses incurred	$14,847
Operating expenses	$6,286

Balances Due from PICO

A cost reimbursement allocation agreement among affiliates was in effect from March 1, 1992 through mid-2002 for administration, human resources, data processing services and facility utilization.  Additionally, from April 2001 to June 2002, the Company’s TPA provided operational services to PICO.  Services performed by the TPA included claims adjudication, underwriting, policyholder services, business development and loss control.  As of December 31, 2003, the Company had balances owing from PICO under these cost reimbursement agreements totaling $446.  The Company intends to pursue all available avenues for recovering such balances but given the nature of the receivable the Company has established a valuation allowance for the full amount of the outstanding balance.  The expense associated with this allowance is included in discontinued operations for the year ended December 31, 2002.

Additionally, the Company’s agencies placed business with PICO.  As of December 31, 2003 the agencies had commissions receivable from PICO totaling $481.  The Company intends to pursue all available avenues for recovering such balances but given the nature of the receivable the Company has established a valuation allowance for the full amount of the outstanding balance.  The expense associated with this allowance is included in discontinued operations for the year ended December 31, 2002.

Related Party Transactions

In 2001, the shareholders elected to the Company’s board of directors Mr. James G. Parker, III who also has a significant ownership interest in an agency that placed business with PICO. Commissions paid by PICO to this agency were $603 for the year ended December 31, 2001.

Additionally, in 2001, the shareholders elected to the Company’s board of directors Mr. Joel Geddes, Jr. who also has a significant ownership interest in an agency that placed business with PICO. Commissions paid by PICO to this agency were $98 for the year ended December 31, 2001.

Employee Benefit Plans

PAULA Financial maintains a 401(k) plan covering substantially all employees. Employees may contribute up to 17% of their compensation. The Company makes a matching contribution of 50% of the employee contribution, limited to 6% of compensation. Total employer costs related to discontinued operations under the plan were $80 for the year ended December 31, 2001.

Employees of the Company receive an annual year-end bonus. Amounts expensed under bonus programs related to discontinued operations were $209 for the year ended December 31, 2001.

Item 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Effective September 23, 2003, the Audit Committee of the Board of Directors engaged Ernst & Young LLP to serve as the Company’s auditor for the fiscal year 2003.  The matter was previously reported on Form 8-K filed with the Securities and Exchange Commission on September 30, 2003 and amended October 17, 2003 and November 10, 2003.

Item 9A.                INTERNAL CONTROLS OVER FINANCIAL REPORTING.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Vice President Finance have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this annual report.  Based on this evaluation, such officers have concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this annual report were effective for ensuring that information required to be disclosed in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported in a timely manner.  There have not been any significant changes in the Company’s internal control over financial reporting during the fourth quarter of 2003.

PART III

Item 10.             DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information called for by this item with respect to directors, executive officers, code of ethics and financial experts on the audit committee is incorporated by reference to the Company’s definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year covered by this Report on Form 10-K.

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

Item 14.             PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this item is incorporated by reference to the Company’s definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year covered by this Report on Form 10-K.

Part IV

Item 15.             EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)          The following documents are filed as part of this report:

Financial Statements, Financial Statement Schedules and Exhibits:

1.               Financial Statements:  See the Consolidated Financial Statements included herein under Part I, Item 8.

III-1

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

10.2	Lease for Registrant’s Lake Oswego, Oregon office, dated September 23, 1996 and amended May 13, 1997 between WCB Thirty-Two Limited Partnership, as Lessor, and PICO, as Lessee.*
10.3	Lease for Registrant’s Fresno, California office dated October 18, 1994 and amended January 10, 1997 between Altaffer Survivor Trust, as Lessor, and PAU, as Lessee.*
10.4	Agreement of Reinsurance, No. 7448, dated February 16, 1990 and last amended July 1, 1996 between General Reinsurance Corporation and PICO.*
10.5	Workers’ Compensation and Employers’ Liability Excess of Loss Reinsurance Agreement, No. 380, dated July 1, 1995 and last amended July 1, 1996 between PICO and certain reinsurers named therein.*
10.6	PAULA Financial and Subsidiaries 1994 Stock Incentive Plan.*
10.7	PAULA Financial and Subsidiaries 1997 Stock Incentive Plan.*
10.8	Form of Stock Option Agreement (Immediate Vesting — Non-Plan) issued in connection with the grant of stock options under the 1994 Plan.*
10.9	Form of Stock Option Agreement (Executive — Non-Plan) issued in connection with the grant of stock options other than under the 1994 Plan.*
10.10	Form of Stock Option Agreement (Immediate Vesting) issued under the 1994 Plan.*
10.11	Form of Stock Option Agreement (Executive) issued under the 1994 Plan.*
10.12	Form of Stock Option Agreement (Stepped Vesting) issued under the 1994 Plan.*
10.13	Form of Indemnification Agreement between Registrant and each of its directors.*
10.14	Convertible Revolving Loan Note dated March 31, 1997 made by Registrant in favor of Sanwa Bank California.*
10.15	Credit Agreement dated March 31, 1997 between Registrant and Sanwa Bank California.*
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

10.45

First Amendment to Credit Agreement dated March 31, 1997 and Waiver between Sanwa Bank California and Registrant, including Form of Stock Pledge Agreement and Form of Reaffirmation of Guaranties and Guarantor Subordination Agreements.+++

10.46

Endorsement 10, dated January 26, 1999, and Endorsement 11, dated October 16, 2000, to Agreement of Reinsurance No. 7448 dated February 16, 1990, as amended and endorsed to date, between General Reinsurance Corporation and PICO.+++

10.47

Endorsement 12, dated May 14, 2001, and Endorsement 13, dated June 13, 2001, to Agreement of Reinsurance No. 7448 dated February 16, 1990, as amended and endorsed to date, between General Reinsurance Corporation and PICO.@@

10.48	Second Amendment to Credit Agreement dated December 31, 2001 between United California Bank and Registrant including Reaffirmation of Guaranties and Guarantor Subordination Agreements.@@
10.49	Letter of Regulatory Oversight of PICO, dated March 12, 2002, between the California Department of Insurance and PICO.@@
10.50	PAULA Insurance Company Workers’ Compensation Quota Share Agreement and Addendum effective January 1, 2001 and July 1, 2001, respectively, issued by Everest Reinsurance Company.@@
10.51	Third Amendment to Credit Agreement dated December 31, 2002 between Bank of the West and Registrant including Reaffirmation of Guaranties and Guarantor Subordination Agreements.@@@
11	Statement re computation of per share earnings.
21	List of subsidiaries of PAULA Financial.*
23.1	Consent of Ernst & Young LLP, Independent Auditors.
23.2	Consent of KPMG LLP.
31.1	Rule 13a-14a/15d-14a Certification of Chief Executive Officer.
31.2	Rule 13a-14a/15d-14a Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

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

@  Incorporated by reference from the exhibit of the same number filed as an exhibit to the Company’s Current Report on Form 8-K dated April 26, 2002.

@@  Incorporated by reference from the exhibit of the same number filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ending December 31, 2001.

@@@  Incorporated by reference from the exhibit of the same number filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ending December 31, 2002.

(b)  Reports on Form 8-K.

The Company filed the following reports on Form 8-K during the fourth quarter of 2003:

October 17, 2003	Changes in Registrant’s Certifying Accountant
November 10, 2003	Changes in Registrant’s Certifying Accountant
December 10, 2003	Regulation FD Disclosure

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAULA FINANCIAL

By:	/s/Deborah S. Maddocks
Vice President, Finance
March 30, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey A. Snider	Chairman of the Board, President and Chief	March 30, 2004
Jeffrey A. Snider	Executive Officer (Principal Executive Officer)

/s/ Robert M. Anderson	Director	March 30, 2004
Robert M. Anderson

/s/ Joel W. Geddes, Jr.	Director	March 30, 2004
Joel W. Geddes, Jr.

/s/ Jerry M. Miller	Director	March 30, 2004
Jerry M. Miller

/s/ James G. Parker III	Director	March 30, 2004
James G. Parker III

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

PAULA Financial:

Under date of March 7, 2003 we reported on the consolidated balance sheet of PAULA Financial and subsidiaries as of December 31, 2002 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2002 which are included in the Annual Report on Form 10-K.  In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules in the Annual Report on Form 10-K.  These financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statement schedules based on our audits.

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

/s/ KPMG LLP

Los Angeles, California
March 7, 2003

Schedule II

PAULA FINANCIAL AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E
		Additions
	Balance at Beginning of Period	Charged to Costs and Expense	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended December 31, 2003
Allowance for uncollectible accounts	$140	$—	$—	$60	$80
Valuation allowance - receivables	$981	$—	$—	$53	$928

Year ended December 31, 2002
Allowance for uncollectible accounts	$142	$(2)	$—	$—	$140

Year ended December 31, 2001
Allowance for uncollectible accounts	$1,491	$(802)	$(547)	$—	$142

Schedule V

PAULA FINANCIAL AND SUBSIDIARIES

SUPPLEMENTAL PROPERTY AND CASUALTY INSURANCE INFORMATION

(In thousands)

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E	COLUMN F	COLUMN G	COLUMN H		COLUMN I	COLUMN J	COLUMN K
	Deferred Policy Acquisition Costs	Reserves for Unpaid Claims and Claims Adjustment Expense	Discount if any, Deducted in Reserves for Unpaid Claims and Claim Adjustment Expenses	Unearned Premium	Earned Premium	Net Investment Income			Amortiza- tion of Deferred Policy Acquisition Costs	Paid Claims & Claim Adjustment Expenses	Premiums Written

Claims and Claim Adjustment Expenses incurred related to:

							Current Year	Prior Year

2001
Workers Compensation	$—	$—	$—	$—	$33,000	$5,578	$26,821	$1,812	$7,160	$71,150	$53,148