Form 10QSB
period 2004-03-31
PAULA FINANCIAL
filed 2004-05-14
CIK 929031

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to

Commission file number 0-23181

PAULA FINANCIAL
(Exact name of small business issuer as specified in its charter)

Delaware	95-4640638
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification number)

PAULA FINANCIAL

87 East Green Street, Suite 206

Pasadena, CA 91105

(Address of principal executive offices)

(626) 844-7100

(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒  No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  Number of shares of Common Stock, $.01 par value, outstanding as of close of business on April 30, 2004:  6,196,145 shares.

Transitional Small Business Disclosure Format (check one):

Yes  ☒  No  ☐

PAULA FINANCIAL

PART I                                                       FINANCIAL INFORMATION

Item 1.           Financial Statements

PAULA FINANCIAL AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2004	December 31, 2003
	(Unaudited)	(*)
Assets
Current Assets:
Cash (restricted: 2004, $2,212; 2003, $2,496)	$4,669	$3,110
Accounts receivable, net of allowance for uncollectible accounts (2004 and 2003, $80)	1,823	1,829
Commissions receivable	1,602	2,896
Other receivables	4	13
Deferred income taxes	1,224	1,662
Other assets	462	372
	9,784	9,882
Non-Current Assets:
Property and equipment, net	243	246
Investment in related party, at cost	703	703
Goodwill, net	2,069	2,069
Other amortizable intangible assets, net	2,013	2,159
Deferred income taxes	4,317	4,169
Other assets	171	173
	$19,300	$19,401
Liabilities and Stockholders’ Equity

Current Liabilities:
Due to underwriters and assureds	$3,964	$4,257
Accounts payable and accrued expenses	1,011	1,027
Employment related accruals	654	645
Acquisition related accruals	1,161	993
Income taxes payable	36	121
Notes payable to bank	400	400
	7,226	7,443
Non-Current Liabilities:
Acquisition related accruals	1,058	1,326
Notes payable to bank	1,076	1,276
	$9,360	$10,045
Stockholders’ Equity:
Preferred stock, $0.01 par value. Authorized 4,058,823 shares, none issued and outstanding	$—	$—
Common stock, $0.01 par value (Authorized 15,000,000 shares, issued: 2004 and 2003, 7,118,379 shares)	71	71
Additional paid-in-capital	13,962	13,962
Accumulated earnings, after January 1, 2003	1,986	1,428
Unearned compensation	(110)	(127)
Employee loans for stock purchase	(11)	(20)
Treasury stock, at cost (2004 and 2003, 924,734 shares)	(5,958)	(5,958)
	$9,940	$9,356
	$19,300	$19,401

*  Derived from audited financial statements.

See notes to condensed consolidated financial statements.

PAULA FINANCIAL AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2004	2003
	(Unaudited)
Income:
Commissions	$3,689	$3,470
Contingent commissions	1,278	1,065
Net investment income	3	2
Service fees	171	75
Other income	11	7
	5,152	4,619

Operating Expenses:
Salaries and related expenses	2,674	2,346
Interest expense	27	43
Amortization expense	146	87
Other expenses	1,445	1,621
	4,292	4,097

Income from operations before income taxes	860	522
Income tax expense	302	226
Net income	$558	$296

Earnings per share	$0.09	$0.05
Weighed average shares outstanding	6,305,152	6,177,212

Earnings per share - assuming dilution	$0.08	$0.05
Weighted average shares outstanding - assuming dilution	6,610,916	6,341,936

See notes to condensed consolidated financial statements.

PAULA FINANCIAL AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2004	2003
	(Unaudited)
Cash flow from operating activities:
Net income	$558	$296

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	181	118
(Increase) decrease in receivables	1,309	(242)
Decrease in deferred income taxes	290	178
Increase (decrease) in accounts payable and accrued expenses	(385)	1,205
(Increase) decrease in unearned compensation	17	(41)
Other, net	(88)	(105)
Net cash provided by operating activities	1,882	1,409

Cash flows from investing activities:
Purchase of property and equipment	(32)	(25)
Purchase of book of business	(100)	(247)
Net cash used in investing activities	(132)	(272)

Cash flows from financing activities:
Payments on note payable to bank	—	(325)
Payments on line of credit	(200)	—
Repayment of employee loans for stock purchase	9	22
Net cash used in financing activities	(191)	(303)

Net increase in cash and invested cash	1,559	834
Cash and invested cash at beginning of period	3,110	1,290
Cash and invested cash at end of period	$4,669	$2,124

See notes to condensed consolidated financial statements.

PAULA FINANCIAL AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2004 (Unaudited)

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

The Company’s operating results tend to be cyclical. Consequently, operating results for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the year ended December 31, 2004.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure, an amendment of SFAS 123”.  Among other provisions, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements.  For the three months ended March 31, 2004, the differences between the as reported net income and income per share amounts and the related pro forma amounts are not material to the consolidated financial statements.

Note B – Comprehensive Income

The Company has not included a statement of comprehensive income in the accompanying consolidated financial statements as the Company does not have any other comprehensive income adjustments.

Note C – Deferred Income Taxes

As of March 31, 2004 and December 31, 2003, the Company’s net deferred tax asset is comprised of the following:

	March 31 2004	Dec 31 2003
	(unaudited)
Deferred tax assets:
Net operating loss carry forward	$25,448	$25,222
Other	2,739	3,255
Gross deferred tax assets	28,187	28,477
Less valuation allowance	(22,646)	(22,646)
Deferred tax assets	$5,541	$5,831
Gross deferred tax liabilities	$—	$—
Net deferred tax asset	$5,541	$5,831

The net operating loss carry forward includes losses generated by PAULA Insurance Company which are available to offset future taxable income of the Company.

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

The Company’s expenses consist of salaries and related expenses, interest expense, amortization of intangibles and other general and administrative expenses.

Results of Operations for the Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003:

Commission income.  For the three months ended March 31, 2004 commission income increased 6.3% to $3.7 million compared to $3.5 million for the comparable 2003 period.  For the past several quarters the Company has experienced significant commission growth over prior periods due to the integration of acquisitions initiated in mid-2002 and early 2003.  As of the first quarter of 2004, these acquisitions are fully internalized.  As anticipated, these acquisitions and their associated revenue diversification have more than offset the market softening we are now experiencing in certain segments of the marketplace.  Also contributing to the increase in commissions in the first quarter of 2004 is an increase in commissions associated with the placement of various property and casualty lines of business.

Contingent commission income.  For the three months ended March 31, 2004 contingent commission income increased 20.0% to $1.3 million compared to $1.1 million for the comparable 2003 period.  Contingent commission fluctuates from year to year based on the profitability of the underlying business and external market conditions which can result in changes to contingency programs offered by insurance carriers.  In the first quarter of 2004, approximately 40% of the contingent commission income earned related to contingency revenue received from the California State Compensation Insurance Fund (“SCIF”) related to the 2003 policy year.  In total for the 2003 policy year, the Company earned contingent revenue on the SCIF business totaling $1.5 million which was comprised of three components:  volume bonuses, retention bonuses and profit sharing.  In 2004, SCIF has discontinued contingent commission arrangements associated with volume and retention bonuses but retained the profit sharing component.  Therefore, contingent commission revenue for the 2004 policy year related to SCIF business is expected to decline.

Service fees.  Service fee income increased to $171,000 for the three months ended March 31, 2004 from $75,000 for the comparable 2003 period.  The increase in service fees is due to new service arrangements where the Company is paid for providing loss control and other field support services to selected accounts.  Pan Am provides loss control and other services both as a contractor to selected insurance carriers and on a direct basis to its customers.

Salaries and related expenses.  Salaries and employee benefits increased 14.0% to $2.7 million for the three months ended March 31, 2004 from $2.3 million for the comparable 2003 period.  The increase is largely due to the recruitment of senior leadership in early 2004 related to further developing the service fee platform. The costs associated with this investment in new senior leadership is partially being offset by salary restructurings at the most senior levels of the Company. Under the new program, variable compensation is tied to compounded earnings growth with baseline targets in excess of the Company’s current organic capacity.  Salaries and related expenses was 52% of total revenues in the 2004 period compared to 51% in the comparable 2003 period.

Interest expense. Interest expense decreased 37.2% to $27,000 for the three months ended March 31, 2004 from $43,000 for the comparable 2003 period due to the decline in the outstanding balance of the related note payable.

Amortization expense.  Amortization expense increased 67.8% to $146,000 for the three months ended March 31, 2004 from $87,000 for the comparable 2003 period due to an increase in intangible assets related to acquisitions in mid 2002 and early 2003.

Other expenses.  Other expenses decreased 10.9% to $1.4 million for the three months ended March 31, 2004 from $1.6 million for the comparable 2003 period.  The decrease is primarily due to a decrease in expenses associated with legal matters that were accrued for in fiscal 2003.

Income taxes on continuing operations.  Income tax expense for the three months ended March 31, 2004 was $302,000 compared to $226,000 for the comparable 2003 period.  The effective combined income tax rates for the three months ended March 31, 2004 and 2003 were 35.1% and 43.3%, respectively.  The differences between the applicable Federal tax rate and the effective tax rates is due to the impact of state taxes.

Net income.  Net income increased 88.5% to $558,000 for the three months ended March 31, 2004 from $296,000 for the comparable 2003 period.  The increase is due to the factors discussed above.

Liquidity and Capital Resources:

As a holding company, PAULA Financial’s principal sources of funds are dividends and expense reimbursements from its operating subsidiaries and proceeds from the sale of its capital stock. PAULA Financial’s principal uses of funds are capital contributions to its subsidiaries, payment of operating expenses, and repurchase of Company common stock.

On November 1, 2003, the Company refinanced its outstanding bank debt with a $1,800,000 reducing revolving line of credit (the “Line of Credit”) with US Bank (the “Lender”).  The Line of Credit matures one year from funding, with a one-year automatic option to extend as long as the Company is in compliance with all covenants.  As of March 31, 2004, PAULA Financial was in compliance with all of the covenants.  Balances outstanding under the Line of Credit bear interest at the prime rate plus 1.0%.  As of April 30, 2004, the interest rate was 5.0%.  PAULA Financial’s subsidiaries have guaranteed the obligations of PAULA Financial under the Line of Credit.  Additionally, the Lender has a security interest in the assets of the Company.

The Company’s Board of Directors had previously approved a 1,000,000 share repurchase program.  On February 20, 2003, the Board of Directors authorized an additional 2,000,000 shares for the share repurchase program.  As of March 31, 2004, the Company held 924,734 shares in treasury stock.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

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

PART I                                                       FINANCIAL INFORMATION

Item 3:  Controls and Procedures

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

(b) Reports on Form 8-K.

On March 30, 2004, the Company filed a Form 8-K related to the press release announcing operating results for the year ended December 31, 2003.

SIGNATURES

In accordance with the requirements of the Exchange, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2004	PAULA FINANCIAL

	By:	/s/ Deborah S. Maddocks
Vice President - Finance