Form 10QSB
period 2004-06-30
PAULA FINANCIAL
filed 2004-08-13
CIK 929031

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  Number of shares of Common Stock, $.01 par value, outstanding as of close of business on July 31, 2004:  6,198,645 shares.

Transitional Small Business Disclosure Format (check one):

Yes ☒	No ☐

PAULA FINANCIAL

PART I                          FINANCIAL INFORMATION

Item 1.                                                           Financial Statements

PAULA FINANCIAL AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 30, 2004	December 31, 2003
	(Unaudited)	(*)
Assets
Current Assets:
Cash (restricted: 2004, $2,751; 2003, $2,496)	$4,390	$3,110
Accounts receivable, net of allowance for uncollectible accounts (2004 and 2003, $80)	1,336	1,829
Commissions receivable	2,030	2,896
Income tax receivable	9	—
Other receivables	28	13
Deferred income taxes	1,180	1,662
Other assets	275	372
	9,248	9,882
Non-Current Assets:
Property and equipment, net	286	246
Investment in related party, at cost	703	703
Goodwill, net	2,017	2,069
Other amortizable intangible assets, net	1,867	2,159
Deferred income taxes	4,235	4,169
Other assets	201	173
	$18,557	$19,401
Liabilities and Stockholders’ Equity

Current Liabilities:
Due to underwriters and assureds	$4,051	$4,257
Accounts payable and accrued expenses	505	1,027
Employment related accruals	491	645
Acquisition related accruals	1,078	993
Income taxes payable	—	121
Notes payable to bank	400	400
	6,525	7,443
Non-Current Liabilities:
Acquisition related accruals	875	1,326
Notes payable to bank	1,076	1,276
	$8,476	$10,045
Stockholders’ Equity:
Preferred stock, $0.01 par value. Authorized 4,058,823 shares, none issued and outstanding	$—	$—
Common stock, $0.01 par value (Authorized 15,000,000 shares, issued: 2004, 7,120,879 shares and 2003, 7,118,379 shares)	71	71
Additional paid-in-capital	13,963	13,962
Accumulated earnings, after January 1, 2003	2,108	1,428
Unearned compensation	(96)	(127)
Employee loans for stock purchase	(7)	(20)
Treasury stock, at cost (2004 and 2003, 924,734 shares)	(5,958)	(5,958)
	$10,081	$9,356
	$18,557	$19,401

*  Derived from audited financial statements.

See notes to condensed consolidated financial statements.

PAULA FINANCIAL AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Income:
Commissions	$4,424	$4,052	$8,113	$7,522
Contingent commissions	19	117	1,297	1,182
Net investment income	1	2	4	4
Service fees	205	83	376	158
Other income	5	45	16	52
	4,654	4,299	9,806	8,918

Operating Expenses:
Salaries and related expenses	2,547	2,456	5,221	4,802
Interest expense	19	38	46	81
Amortization expense	148	136	294	223
Other expenses	1,559	1,467	3,004	3,088
	4,273	4,097	8,565	8,194

Income from operations before income taxes	381	202	1,241	724
Income tax expense	166	89	468	315
Net income	$215	$113	$773	$409

Earnings per share	$0.03	$0.02	$0.12	$0.07
Weighted average shares outstanding	6,442,146	6,235,264	6,441,198	6,206,398

Earnings per share - assuming dilution	$0.03	$0.02	$0.11	$0.06
Weighted average shares outstanding - assuming dilution	6,766,115	6,476,860	6,756,392	6,418,942

Dividends declared per common share	$0.015	—	$0.015	—

See notes to condensed consolidated financial statements.

PAULA FINANCIAL AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended June 30,
	2004	2003
	(Unaudited)
Cash flows from operating activities:
Net income	$773	$409

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	360	284
(Increase) decrease in receivables	1,335	(1,210)
Decrease in deferred income taxes	416	226
Increase (decrease) in accounts payable and accrued expenses	(1,003)	2,683
(Increase) decrease in unearned compensation	31	(17)
Other, net	68	19
Net cash provided by operating activities	1,980	2,394

Cash flows from investing activities:
Purchase of property and equipment	(106)	(41)
Purchase of book of business	(314)	(247)
Net cash used in investing activities	(420)	(288)

Cash flows from financing activities:
Payments on note payable to bank	—	(650)
Payments on line of credit	(200)	—
Dividends paid	(93)	—
Repayment of employee loans for stock purchase	13	35
Net cash used in financing activities	(280)	(615)

Net increase in cash and invested cash	1,280	1,491
Cash and invested cash at beginning of period	3,110	1,290
Cash and invested cash at end of period	4,390	$2,781

See notes to condensed consolidated financial statements.

PAULA FINANCIAL AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months and Six Months Ended June 30, 2004 (Unaudited)

Note A - Basis of Presentation

PAULA Financial and subsidiaries (the “Company”) is a California-based specialty distributor of commercial insurance products.  The Company’s agency operations place a full array of commercial insurance products for their customers.  In addition, the Company owns a third party administration operation which has minimal operations.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments, including normally occurring accruals, considered necessary for a fair presentation have been included.

The Company’s operating results tend to be cyclical. Consequently, operating results for the six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the year December 31, 2004.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure, an amendment of SFAS 123”.  Among other provisions, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements.  For the six months ended June 30, 2004, the differences between the as reported net income and income per share amounts and the related pro forma amounts are not material to the consolidated financial statements.

Note B – Comprehensive Income

The Company has not included a statement of comprehensive income in the accompanying consolidated financial statements as the Company does not have any other comprehensive income adjustments.

Note C – Deferred Income Taxes

As of June 30, 2004 and December 31, 2003, the Company’s net deferred tax asset is comprised of the following:

	June 30 2004	Dec 31 2003
	(unaudited)
Deferred tax assets:
Net operating loss carry forward	$25,358	$25,222
Other	2,703	3,255
Gross deferred tax assets	28,061	28,477
Less valuation allowance	(22,646)	(22,646)
Deferred tax assets	$5,415	$5,831
Gross deferred tax liabilities	$—	$—
Net deferred tax asset	$5,415	$5,831

The net operating loss carry forward includes losses generated by PAULA Insurance Company which are available to offset future taxable income of the Company.

Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income in the periods necessary to realize the net deferred tax asset.

Note D – Other Matters

In early 1999, PAULA Financial made an investment in a start up specialty workers’ compensation insurance company, Montlake Insurance Holdings, LLC (“Montlake”).  This investment was accounted for using the equity method.  During the initial set up of the Montlake operations, PAULA Financial provided assistance in several areas including license application, insurance placement, human resource matters and systems support.  As part of this support, PAULA Financial executed a guarantee related to certain aspects of the relationship between Montlake and the issuing company, Reliance Insurance Company (“Reliance”).  At the time of the guarantee, Reliance did not retain any exposure associated with the premiums fronted.   Reliance was the issuing carrier for Montlake from March 15, 1999 to July 31, 2000.

In October 2001, Reliance was placed in liquidation by the Pennsylvania Department of Insurance.  In October 2002, Montlake was liquidated by the Superior Court of Washington for King County.

In May 2004, the Company received a demand for payment from Reliance in Liquidation in the amount of $1.9 million related to unpaid deductibles by a policyholder placed under the Montlake fronting arrangement with Reliance.  The policy in question was effective March 2000 and was cancelled in September 2000.

While the Company is still in the early stages of its investigation into the matter, it believes that there are good and meritorious arguments that the demand does not represent an obligation of the Company.  The Company believes that the obligations subject to the guarantee were previously discharged.

PART I                                                       FINANCIAL INFORMATION

Item 2.                                                           Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations

Overview

The Company’s revenues consist of agency commission income, contingent commission income, and service fees. Commission income is earned from Pan American Underwriters’ (“Pan Am’s”) insurance sales activity.  Associated premiums are primarily billed directly by the insurance carrier.  However, in certain instances, Pan Am will invoice the customer and remit the premium, less commission, to the insurance carrier.  The Company focuses its sales efforts on agribusiness and rural markets in California and Arizona.  Contingent commission is related to volume and profit sharing arrangements with insurance carriers.  Service fees are primarily received for the performance of services related to loss control and claims advocacy.

The Company’s expenses consist of salaries and related expenses, interest expense, amortization of intangibles and other general and administrative expenses.

Results of Operations for the Three Months and Six Months Ended June 30, 2004 Compared to the Three Months and Six Months Ended June 30, 2003:

Commission income. For the three months ended June 30, 2004 commission income increased 9.2% to $4.4 million compared to $4.1 million for the comparable 2003 period.  For the six months ended June 30, 2004 commission income increased 7.9% to $8.1 million compared to $7.5 million for the comparable 2003 period.  For the past several quarters the Company has experienced significant commission growth over prior periods due to the integration of acquisitions initiated in mid-2002 and early 2003.  As of the first quarter of 2004, these acquisitions were fully internalized.  As anticipated, these acquisitions and their associated revenue diversification have more than offset the market softening we are now experiencing in certain segments of the marketplace.  Also contributing to the increase in commissions in the first half of 2004 is an increase in commissions associated with the placement of various property and casualty lines of business.

Contingent commission income. For the three months ended June 30, 2004 contingent commission income decreased 83.8% to $19,000 compared to $117,000 for the comparable 2003 period.  For the six months ended June 30, 2004 contingent commission income increased 9.7% to $1.3 million compared to $1.2 million for the comparable 2003 period.  Contingent commission fluctuates from year to year based on the profitability of the underlying business and external market conditions which can result in changes to contingency programs offered by insurance carriers.  In the first half of 2004, approximately 40% of the contingent commission income earned related to contingency revenue received from the California State Compensation Insurance Fund (“SCIF”) related to the 2003 policy year.  In total for the 2003 policy year, the Company earned contingent revenue on the SCIF business totaling $1.5 million which was comprised of three components:  volume bonuses, retention bonuses and profit sharing.  In 2004, SCIF has discontinued contingent commission arrangements associated with volume and retention bonuses but retained the profit sharing component.  Therefore, contingent commission revenue for the 2004 policy year related to SCIF business is expected to decline.

Service fees.  Service fee income increased to $205,000 for the three months ended June 30, 2004 from $83,000 for the comparable 2003 period.  For the six months ended June 30, 2004 service fee income increased to $376,000 from $158,000 for the comparable 2003 period.  The increase in service fees is due to new service arrangements where the Company is paid for providing loss control and other field support services to selected accounts.  Pan Am provides loss control and other services both as a contractor to selected insurance carriers and on a direct basis to its customers.

Salaries and related expenses.  Salaries and employee benefits increased 3.7% to $2.5 million for the three months ended June 30, 2004 from $2.4 million for the comparable 2003 period.  For the six months ended June 30, 2004 salaries and employee benefits increased 8.7% to $5.2 million from $4.8 million for the comparable 2003 period.  The increase is largely due to the recruitment of senior leadership in early 2004 related to further developing the service fee platform. The costs associated with this investment in new senior leadership is partially being offset by salary restructurings at the most senior levels of the Company. Under the new program, variable compensation is tied to compounded earnings growth with baseline targets in excess of the Company’s current organic capacity.  Salaries and related expenses was 53% of total revenues for the first half of 2004 and 54% for the first half of 2003.

Interest expense.  Interest expense decreased 50.0% to $19,000 for the three months ended June 30, 2004 from $38,000 for the comparable 2003 period.  For the six months ended June 30, 2004 interest expense decreased 43.2% to $46,000 from $81,000 for the comparable 2003 period.  The decrease is due to the decline in the outstanding balance of the related note payable.

Amortization expense.  Amortization expense increased 8.8% to $148,000 for the three months ended June 30, 2004 from $136,000 for the comparable 2003 period.  For the six months ended June 30, 2004 amortization expense increased 31.8% to $294,000 from $223,000 for the comparable 2003 period.  The increase is due to an increase in amortizable intangible assets related to acquisitions in mid 2002 and early 2003.

Other expenses.  Other expenses increased 6.3% to $1.6 million for the three months ended June 30, 2004 from $1.5 million for the comparable 2003 period.   For the six months ended June 30, 2004 other expenses decreased 2.7% to $3.0 million from $3.1 million for the comparable 2003 period.

Income taxes on continuing operations.  Income tax expense for the three months ended June 30, 2004 was $166,000 compared to $89,000 for the comparable 2003 period.  Income tax expense for the six months ended June 30, 2004 was $468,000 compared to $315,000 for the comparable 2003 period.  The effective combined income tax rates for the six months ended June 30, 2004 and 2003 were 37.7% and 43.5%, respectively.  The differences between the applicable Federal tax rate and the effective tax rates is due to the impact of state taxes.

Net income.  Net income increased 90.3% to $215,000 for the three months ended June 30, 2004 from $113,000 for the comparable 2003 period.  Net income increased 89.0% to $773,000 for the six months ended June 30, 2004 from $409,000 for the comparable 2003 period.  The increase is due to the factors discussed above.

Liquidity and Capital Resources:

As a holding company, PAULA Financial’s principal sources of funds are dividends and expense reimbursements from its operating subsidiaries and proceeds from the sale of its capital stock. PAULA Financial’s principal uses of funds are capital contributions to its subsidiaries, payment of operating expenses, dividends to shareholders and repurchase of Company common stock.

On November 1, 2003, the Company refinanced its outstanding bank debt with a $1,800,000 reducing revolving line of credit (the “Line of Credit”) with US Bank (the “Lender”).  The Line of Credit matures one year from funding, with a one-year automatic option to extend as long as the Company is in compliance with all covenants.  As of June 30, 2004, PAULA Financial was in compliance with all of the covenants.  Balances outstanding under the Line of Credit bear interest at the prime rate plus 1.0%.  As of July, 2004, the interest rate was 5.25%.  PAULA Financial’s subsidiaries have guaranteed the obligations of PAULA Financial under the Line of Credit.  Additionally, the Lender has a security interest in the assets of the Company.

The Company’s Board of Directors had previously approved a 1,000,000 share repurchase program.  On February 20, 2003, the Board of Directors authorized an additional 2,000,000 shares for the share repurchase program.  As of June 30, 2004, the Company held 924,734 shares in treasury stock.

On May 28, 2004, The Company announced the reinstatement of a quarterly cash dividend in the amount of $0.015 per common share.  The dividend was paid to holders of record as of June 8, 2004 and was distributed on June 28, 2004.

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

PART II.  OTHER INFORMATION

Item 4:  Submission of Matters to a Vote of Security Holders

The Company held its 2004 Annual Meeting of Stockholders on Wednesday, May 26, 2004 for the purpose of voting on a proposal to increase the aggregate number of shares reserved for issuance under the Company’s Amended and Restated 1997 Stock Incentive Plan (“the 1997 Plan”) from 900,000 shares to 1,500,000 shares and to increase the limit on the number of shares subject to awards that may be granted in any calendar year to any one employee to 700,000 shares.  At the meeting, the proposal was approved.

The following table indicates the number of shares voted on the proposal:

Shares Voted
For	3,130,919
Against	202,002
Abstain	23,360

Item 6:  Exhibits and Reports on Form 8-K:

(a)          Exhibits.

11.         Computation of Earnings Per Share.

31.1   Rule 13a -14a /15d -14a Certification of Chief Executive Officer.

31.2   Rule 13a -14a /15d -14a Certification of Chief Financial Officer.

32.1   Section 1350 Certifications of Chief Executive Officer.

32.2   Section 1350 Certifications of Chief Financial Officer.

(b) Reports on Form 8-K.

On May 19, 2004, the Company filed a Form 8-K related to the press release announcing operating results for the quarter ended March 31, 2004.

On June 1, 2004, the Company filed a Form 8-K related to the press release announcing a cash dividend declaration.

SIGNATURES

In accordance with the requirements of the Exchange, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2004		PAULA FINANCIAL

	By:	/s/ Deborah S. Maddocks
Vice President - Finance