Form 10QSB
period 2004-09-30
PAULA FINANCIAL
filed 2004-11-15
CIK 929031

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-QSB

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

Yes  ☒   No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  Number of shares of Common Stock, $.01 par value, outstanding as of close of business on November 8, 2004:  6,346,145 shares.

Transitional Small Business Disclosure Format (check one):

Yes  ☒   No  ☐

PAULA FINANCIAL

PART I       FINANCIAL INFORMATION

Item 1. Financial Statements

PAULA FINANCIAL AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2004	December 31, 2003
	(Unaudited)	(*)
Assets
Current Assets:
Cash (restricted: 2004, $2,789; 2003, $2,496)	$3,908	$3,110
Accounts receivable, net of allowance for uncollectible accounts (2004 and 2003, $80)	2,380	1,829
Commissions receivable	2,280	2,896
Other receivables	37	13
Deferred income taxes	1,232	1,662
Other assets	273	372
	10,110	9,882
Non-Current Assets:
Property and equipment, net	286	246
Investment in related party, at cost	703	703
Goodwill, net	2,017	2,069
Other amortizable intangible assets, net	1,720	2,159
Deferred income taxes	4,123	4,169
Other assets	172	173
	$19,131	$19,401
Liabilities and Stockholders’ Equity

Current Liabilities:
Due to underwriters and assureds	$4,821	$4,257
Accounts payable and accrued expenses	433	1,027
Employment related accruals	549	645
Acquisition related accruals	840	993
Income taxes payable	2	121
Notes payable to bank	400	400
	7,045	7,443
Non-Current Liabilities:
Acquisition related accruals	823	1,326
Notes payable to bank	976	1,276
	$8,844	$10,045
Stockholders’ Equity:
Preferred stock, $0.01 par value. Authorized 4,058,823 shares, none issued and outstanding	$—	$—
Common stock, $0.01 par value (Authorized 15,000,000 shares, issued: 2004, 7,270,879 shares and 2003, 7,118,379 shares)	73	71
Additional paid-in-capital	14,106	13,962
Accumulated earnings, after January 1, 2003	2,156	1,428
Unearned compensation	(83)	(127)
Employee loans for stock purchase	(7)	(20)
Treasury stock, at cost (2004 and 2003, 924,734 shares)	(5,958)	(5,958)
	$10,287	$9,356
	$19,131	$19,401

* Derived from audited financial statements.

See notes to condensed consolidated financial statements.

PAULA FINANCIAL AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Income:
Commissions	$3,684	$4,262	$11,796	$11,784
Contingent commissions	448	739	1,746	1,921
Net investment income	—	1	4	5
Service fees	482	226	858	418
Other income	1	2	17	20
	4,615	5,230	14,421	14,148

Operating Expenses:
Salaries and related expenses	2,552	2,714	7,773	7,516
Interest expense	20	32	66	113
Amortization expense	145	158	439	381
Other expenses	1,578	1,483	4,582	4,571
	4,295	4,387	12,860	12,581

Income from operations before income taxes	320	843	1,561	1,567
Income tax expense	178	367	646	682
Net income	$142	$476	$915	$885

Earnings per share	$0.02	$0.08	$0.14	$0.14
Weighted average shares outstanding	6,491,188	6,239,879	6,458,216	6,217,682

Earnings per share - assuming dilution	$0.02	$0.07	$0.14	$0.14
Weighted average shares outstanding - assuming dilution	6,810,950	6,485,212	6,746,049	6,443,380

Dividends declared per common share	$0.015	—	$0.030	—

See notes to condensed consolidated financial statements.

PAULA FINANCIAL AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended September 30,
	2004	2003
	(Unaudited)
Cash flows from operating activities:
Net income	$915	$885

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	540	489
(Increase) decrease in receivables	41	(1,189)
Decrease in deferred income taxes	476	491
Increase (decrease) in accounts payable and accrued expenses	(245)	2,496
(Increase) decrease in unearned compensation	44	(15)
Other, net	125	138
Net cash provided by operating activities	1,896	3,295

Cash flows from investing activities:
Purchase of property and equipment	(141)	(104)
Payments on acquisition accruals	(482)	(380)
Net cash used in investing activities	(623)	(484)

Cash flows from financing activities:
Payments on note payable to bank	—	(975)
Payments on line of credit	(300)	—
Dividends paid	(188)	—
Payments received on employee loans for stock purchase	13	36
Net cash used in financing activities	(475)	(939)

Net increase in cash and invested cash	798	1,872
Cash and invested cash at beginning of period	3,110	1,290
Cash and invested cash at end of period	$3,908	$3,162

See notes to condensed consolidated financial statements.

PAULA FINANCIAL AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months and Nine Months Ended September 30, 2004 (Unaudited)

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

Where necessary, prior years’ information has been reclassified to conform to the 2004 presentation.

The Company’s operating results tend to be cyclical. Consequently, operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the year December 31, 2004.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure, an amendment of SFAS 123”.  Among other provisions, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements.  For the nine months ended September 30, 2004, the differences between the as reported net income and income per share amounts and the related pro forma amounts are not material to the consolidated financial statements.

Note B – Comprehensive Income

The Company has not included a statement of comprehensive income in the accompanying consolidated financial statements as the Company does not have any other comprehensive income adjustments.

Note C – Deferred Income Taxes

As of September 30, 2004 and December 31, 2003, the Company’s net deferred tax asset is comprised of the following:

	September 30 2004	December 31 2003
	(unaudited)
Deferred tax assets:
Net operating loss carry forward	$25,238	$25,222
Other	2,763	3,255
Gross deferred tax assets	28,001	28,477
Less valuation allowance	(22,646)	(22,646)
Deferred tax assets	$5,355	$5,831
Gross deferred tax liabilities	$—	$—
Net deferred tax asset	$5,355	$5,831

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

The Company replied to the demand in a letter dated August 13, 2004.  The Company has received no communication from Reliance in Liquidation in response to its letter.  While the Company is still in the early stages of its investigation into the matter, it believes that there are good and meritorious arguments that the demand does not represent an obligation of the Company.   The Company believes that the obligations subject to the guarantee were previously discharged.

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

Results of Operations for the Three Months and Six Months Ended September 30, 2004 Compared to the Three Months and Six Months Ended September 30, 2003:

Commission income. For the three months ended September 30, 2004 commission income decreased 13.6% to $3.7 million compared to $4.3 million for the comparable 2003 period.  For the nine months ended September 30, 2004 commission income was flat at $11.8 million in both periods.  The decrease in commissions in the third quarter of 2004 is primarily related to a decline in commission rate at the California State Compensation Insurance Fund (“SCIF”).  The decrease was effective in August 2003 but was not fully reflected in the Company’s book of business until July 2004 due to the run off of policies written prior to July.

Contingent commission income. For the three months ended September 30, 2004 contingent commission income decreased 39.4% to $448,000 compared to $739,000 for the comparable 2003 period.  For the nine months ended September 30, 2004 contingent commission income was $1.7 million compared to $1.9 million for the comparable 2003 period.

Contingent commission fluctuates from year to year based on the profitability of the underlying business and external market conditions which can result in changes to contingency programs offered by insurance carriers.  For the 2003 underwriting year, the Company earned contingent revenue on the SCIF business based on three criteria:  volume bonuses, retention bonuses and profit sharing.  In the first nine months of 2003, the Company accrued the portion of the 2003 underwriting year contingency applicable to volume and retention as such factors were known.  The profit sharing component related to the 2003 underwriting year was earned in early 2004 when such amounts were determined.  For underwriting year 2004, SCIF discontinued the contingent commission arrangements associated with volume and retention bonuses but retained the profit sharing component.  Consequently, the Company has not accrued any amounts in the first nine months of 2004 related to the 2004 underwriting year.  Based on what the Company knows today regarding the underwriting profitability of the underlying business, the Company anticipates that contingent commission income related to the 2004 underwriting year will approximate contingent revenue recognized in the 2004 calendar year on the 2003 underwriting year.

Service fees.  Service fee income increased to $482,000 for the three months ended September 30, 2004 from $226,000 for the comparable 2003 period.  For the nine months ended September 30, 2004 service fee income increased to $858,000 from $418,000 for the comparable 2003 period.  The increase in service fees is due to a number of factors.  First, the Company has seen growth in services fees charged for the placement of insurance.  This is particularly common in certain programs such as large deductible workers compensation plans.  Second, the Company receives services fees related to providing loss control and claims services for a Bermuda insurance captive.  The volume of business placed with this market has increased in 2004, resulting in a corresponding increase in service fees.  Finally, the Company has new service arrangements where it is paid for providing loss control and other field support services to selected accounts.  Pan Am provides loss control and other services both as a contractor to selected insurance carriers and on a direct basis to its customers.

Salaries and related expenses.  Salaries and employee benefits decreased 6.0% to $2.6 million for the three months ended September 30, 2004 from $2.7 million for the comparable 2003 period.  For the nine months ended September 30, 2004 salaries and employee benefits increased 3.4% to $7.8 million from $7.5 million for the comparable 2003 period.  The increase is largely due to the recruitment of senior leadership in early 2004 related to further developing the service fee platform. The costs associated with this investment in new senior leadership is partially being offset by salary restructurings at the most senior levels of the Company. Under the new program, variable compensation is tied to compounded earnings growth with baseline targets in excess of the Company’s current organic capacity.  Salaries and related expenses was 54% of total revenues for the first nine months of 2004 and 53% for the first nine months of 2003.

Interest expense.  Interest expense decreased 37.5.% to $20,000 for the three months ended September 30, 2004 from $32,000 for the comparable 2003 period.  For the nine months ended September 30, 2004 interest expense decreased 41.6% to $66,000 from $113,000 for the comparable 2003 period.  The decrease is due to the decline in the outstanding balance of the related note payable.

Amortization expense.  Amortization expense decreased 8.2% to $145,000 for the three months ended September 30, 2004 from $158,000 for the comparable 2003 period.  The decrease in the quarter is primarily due to certain intangibles becoming fully amortizaed in 2004.  For the nine months ended September 30, 2004 amortization expense increased 15.2% to $439,000 from $381,000 for the comparable 2003 period.  The increase is due to an increase in amortizable intangible assets related to acquisitions in mid 2002 and early 2003.

Other expenses.  Other expenses increased 6.4% to $1.6 million for the three months ended September 30, 2004 from $1.5 million for the comparable 2003 period.  For the nine months ended September 30, 2004 and 2003 other expenses remained stable at $4.6 million.  In 2004 the Company had non-recurring expenses related to legal matters and employee separations which aggregated to approximately $500,000 in expenses which are not anticipated to recur in 2005.

Income tax expense.  Income tax expense for the three months ended September 30, 2004 was $178,000 compared to $367,000 for the comparable 2003 period.  Income tax expense for the nine months ended September 30, 2004 was $646,000 compared to $682,000 for the comparable 2003 period.  The effective combined income tax rates for the nine months ended September 30, 2004 and 2003 were 41.4% and 43.5%, respectively.  The differences between the applicable Federal tax rate and the effective tax rates is due to the impact of state taxes.

Net income.  Net income decreased 70.2% to $142,000 for the three months ended September 30, 2004 from $476,000 for the comparable 2003 period.  Net income increased 3.4% to $915,000 for the nine months ended September 30, 2004 from $885,000 for the comparable 2003 period.  The increase is due to the factors discussed above.

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

On November 1, 2003, the Company refinanced its outstanding bank debt with a $1,800,000 reducing revolving line of credit (the “Line of Credit”) with US Bank (the “Lender”).  The Line of Credit matures one year from funding, with a one-year automatic option to extend as long as the Company is in compliance with all covenants.  As of September 30, 2004, PAULA Financial was in compliance with all of the covenants.  Balances outstanding under the Line of Credit bear interest at the prime rate plus 1.0%.  As of October 31, 2004, the interest rate was 5.75%.  PAULA Financial’s subsidiaries have guaranteed the obligations of PAULA Financial under the Line of Credit.  Additionally, the Lender has a security interest in the assets of the Company.

The Company’s Board of Directors had previously approved a 1,000,000 share repurchase program.  On February 20, 2003, the Board of Directors authorized an additional 2,000,000 shares for the share repurchase program.   As of September 30, 2004, the Company held 924,734 shares in treasury stock.

On May 28, 2004, the Company announced the reinstatement of a quarterly cash dividend in the amount of $0.015 per common share.  The second quarter dividend was paid to holders of record as of June 8, 2004 and was distributed on June 28, 2004.  The third quarter dividend was paid to holders of record as of September 8, 2004 and was distributed on September 28, 2004.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Forward-Looking Statements

In connection with, and because it desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers to recognize the existence of certain forward-looking statements in this Form 10-Q and in any other statement made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission.  Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments.  Some forward-

looking statements may be identified by the use of terms such as “expects,” “believes,” “anticipates,” “intends,” or “judgment.” Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties, many of which are beyond the Company’s control and many of which, with respect to future business decisions, are subject to change.  Examples of such uncertainties and contingencies include, among other important factors, those affecting the insurance industry in general, such as the economic and interest rate environment, legislative and regulatory developments and market pricing and competitive trends, and those relating specifically to the Company and its businesses, such as the level of commission revenue and fee income, and acquisitions of companies or blocks of business.  These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward-looking statements.

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

None

SIGNATURES

In accordance with the requirements of the Exchange, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 15, 2004	PAULA FINANCIAL

	By:	/s/ Deborah S. Maddocks
Vice President - Finance