Form 10KSB
period 2004-12-31
PAULA FINANCIAL
filed 2005-03-31
CIK 929031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

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

Yes  ☒  No  ☐

(Cover page 1 of 2 pages)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  ☐ Yes     ☒  No.

Total revenue for the fiscal year ended December 31, 2004 was $18,676,000.

The aggregate market value of the voting stock held by non-affiliates of the registrant was $8,394,000 as of March 15, 2005.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of March 15, 2005, the registrant had outstanding 6,346,145 shares of Common Stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

1.             The information called for by Part III, Items 10, 11, 12 and 13 of this report are incorporated herein from the Company’s Proxy Statement for its 2005 Annual Meeting of Stockholders.

2.             A number of the exhibits to this Report called for by Part III, Item 14 are incorporated herein from the Company’s Registration Statement on Form S-1 (Reg. No. 333-33159) filed on August 8, 1997, from Amendment No. 1 thereto, from the Company’s Annual Reports on Form 10-K for the years ending December 31, 2002, 2001, 2000, 1999 and 1998, from the Company’s Quarterly Reports on Form 10-Q for the quarters ending September 30, 1998, March 31, 1999, September 30, 1999 and September 30, 2000 and from the Company’s Form 8-K filed on April 26, 2002.

2

PART I

Item 1.   BUSINESS

The Company

                 PAULA Financial and subsidiaries (collectively, “the Company”) is a California-based specialty distributor of commercial insurance products and services. The Company’s subsidiaries, Pan American Underwriters, Inc. in California and Pan American Underwriters Insurance Agents and Brokers, Inc. in Arizona (collectively “Pan Am”), place on behalf of its customers a full array of commercial insurance products.   See “Business Strategy” for additional discussion.  PAULA Financial was incorporated in the state of Delaware on September 23, 1997.  Prior to its Delaware incorporation, PAULA Financial was incorporated in California.

                                The Company owns Pan Pacific Benefit Administrators (“PPBA”), a third party administration (“TPA”) operation.  The Company also owns an agency known as the PAULA Trading Company (“PTC”).  The financial operations of PPBA and the PTC are not material to the Company’s financial statements.

                The Company began operations in 1946 as an insurance agency providing employer’s liability, workers’ compensation and group medical employee benefits to agribusiness employers and fieldworkers.

                The Company’s agency business has operated in California for more than 58 years and in Arizona for more than 48 years.  In 2004, approximately 97% of the Company’s agency commission income was generated in the state of California compared to 96% in 2003 and 93% in 2002.

                Between 1974 and early 2002, the Company also operated an insurance company which underwrote workers’ compensation insurance.  The insurance company operation was ceased in the first quarter of 2002.  See “Discontinued Operations” for additional discussion.

Products and Services

                Pan Am is an agency with commission income derived from the placement of group health, property and casualty (emphasizing workers’ compensation), crop insurance, and some life and disability insurance products. In 2004, approximately 42% of commission revenue was derived from the workers’ compensation line of business compared to 43% in 2003 and 45% in 2002.

Business Strategy

The sales competency of Pan Am is not limited to workers’ compensation and group medical sales, but these two lines predominate as a direct result of the now former insurance company operational focus on agribusiness employee benefits.  In 2004, these two lines of business accounted for approximately 58% of Pan Am’s total commission revenue compared to 59% in 2003 and 64% in 2002.  The pattern of declining relative dependence on these two lines has been intentional.  In some respects, the absence of an affiliated underwriter has allowed Pan Am, who has the customer base and skills to place insurance coverage related to general liability, property, commercial auto, crop, personal lines and life insurance—to do so with more volition than in previous periods.   While the Company anticipates that workers’ compensation and group medical sales will continue to account for a significant portion of its business, the Company believes diversifying its revenue mix provides several positives.  These benefits include the potential for improving margins and delivering risk flows with more balance to key insurance company markets, as the agency waits out the California workers’ compensation legislative and regulatory turmoil—with its downward pressure on agency revenues (commission levels are significantly off 2002 highs and the political pressure to reduce rates continues) which will further reduce the agency’s willingness to provide this coverage to clients without offsetting gains in collateral products and fee for service engagements.

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

The Company maintains a significant investment in insurance company assets, especially loss control and field service personnel.  In the past, these services were largely provided by the related insurance carriers including Pan Am’s former underwriting affiliate.  Today, many insurance carriers outsource this function or offer it to their policyholders only on a limited basis.  Pan Am provides loss control and other services both as a contractor to selected insurance carriers and on a direct basis to its customers.  Service fees associated with this activity increased to $837,000 in 2004 from $450,000 in 2003 and $70,000 in 2002.  The Company believes that there is the potential for additional growth in this area.

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

Customers

                The Company has served the insurance needs of agribusiness employers since its inception in 1946.  Pan Am places insurance coverage for all size customers — from minimum premium accounts to large, sophisticated customers with multi-state operations.  The current trend is to grow the segment which is defined by the needs of larger employers.

                Pan Am is retained as the Program Manager of a Bermuda based alternative risk workers’ compensation reinsurance facility know as AggCap Insurance, Ltd. (“AggCap”).   Pan Am has a carried interest in underwriting gains of the Bermuda facility but has no explicit participation in any underwriting risk with downside potential.   The agency assumes no credit risk on behalf of its clients who are also participants in the Bermuda facility.  In 2004, Pan Am, in its role as Program Manager, facilitated a process to convert AggCap to a Segregated Account Company (“SAC”) as provided for by Bermuda regulation.  The SAC structure is intended to be used by AggCap to provide for the efficient growth of the entity.

                The Company believes that it gains significant marketing benefits from endorsements from agricultural trade associations, particularly for the small to mid-size accounts.  Trade association endorsements represent a cost effective marketing opportunity for Pan Am resulting from positive affiliation of the trade name and Pan Am, as well as permissible access to association membership lists for sales prospecting.  Trade association endorsements are made and renewed on an annual basis.  The Company generally does not pay for trade association endorsements but routinely supports association activities as a sponsor and occasionally purchases association newsletter advertising at market rates.   A notable exception pertains to the California Association of Winegrape Growers who, beginning in 2004, received a $175,000 annual fee from Pan Am related to crop insurance sales to their members.

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

Distribution

                Pan Am, as agent and broker, offers its customers a wide range of insurance products tailored to agribusiness employers’ specific risk transfer needs, including full or partially self-funded structures. Pan Am is a market maker in group medical and workers’ compensation products for California agribusiness employers.  Seasonal work schedules, transitory labor resources and highly perishable commodities present unique management-labor challenges to the agribusiness employer in California, including a view by many insurance carriers that this risk segment is undesirable—and the agribusiness employer thereby benefits from an advocate such as Pan Am with its demonstrated expertise in the area.

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

Employees

                As of December 31, 2004, the Company employed 102 full-time employees.  The Company considers its relationship with its employees to be excellent.

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

                Significant Geographic and Industry Concentration

                The Company’s current business is concentrated geographically, with approximately 97% of its commission revenue in 2004 coming from California.  Adverse economic or other conditions in the Company’s geographic area of operations would have a more severe impact on the Company than on a more diversified company.

                Currently approximately 42% of Pan Am’s commission revenue is derived from the workers’ compensation line of business. Adverse economic or other conditions in workers’ compensation would have a more severe impact on the Company than on a more diversified company.

                For example, the realities of the current workers’ compensation marketplace in California are that the State Compensation Insurance Fund (“SCIF”) is the largest single market for workers’ compensation insurance in the state.  Consequently, Pan Am places a significant portion of its related business with SCIF.  Prior to August 2003, SCIF’s maximum commission rate was 8.0%.  Effective August 2003, the maximum commission rate is 5.5%.  Since commission rates are only adjusted at renewal, the full impact of this change was not reflected in the Company’s consolidated financial statements until the last half of 2004.  Additionally, effective with the 2004 calendar year, SCIF has eliminated contingent commissions related to volume bonus and retention targets.  For the 2003 underwriting year, the Company earned contingent revenue on the SCIF business based on three criteria:  volume bonuses, retention bonuses and profit sharing.  In 2003, the Company accrued the portion of the 2003 underwriting year contingency applicable to volume and retention as such factors were known.  The profit sharing component related to the 2003 underwriting year was earned in early 2004 when such amounts were determined.  For underwriting year 2004, SCIF discontinued the contingent commission arrangements associated with volume and retention bonuses but retained the profit sharing component.  Consequently, the Company has not accrued any amounts related to the 2004 underwriting year.  Based on what the Company knows today regarding the underwriting profitability of the underlying business, the Company anticipates that the profit sharing portion of the contingent commission income to be recognized in early 2005 related to the 2004 underwriting year will approximate contingent revenue recognized in the 2004 calendar year on the 2003 underwriting year.  In 2005, SCIF is eliminating the profit sharing portion of the contingent commission as well.  Therefore, 2005 will be the last year contingent commission revenue will be received from SCIF.  See additional discussion regarding SCIF in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

                Regulation

                In April 2004, the New York Attorney General, Elliot Spitzer, began investigating various industry practices, including agreements whereby insurance carriers pay compensation to insurance intermediaries beyond standard commissions (contingency commissions). Other regulatory bodies, including attorneys general and departments of insurance from a number of states, have begun similar inquiries.  To date the Company has not received any correspondence from regulatory agencies on this subject, however, the inquiries in the industry are ongoing.  It is possible that as a result of these investigations the industry may become subject to new and expanded regulatory requirements.  While the Company cannot predict the outcome of these investigations, the industry could become subject to a more onerous regulatory environment and the Company may be required to spend more on compliance activities or exit certain lines of business and/or jurisdictions, which could materially impact the Company’s financial position and results of operations.  Additionally, it is possible that as a result of these investigations, contingent commission arrangements, as presently known with the industry, may not ultimately continue in their present form.  The Company has received contingent commissions under arrangements in place for the 2004 underwriting year.  Additionally, with the exception of SCIF, carriers with whom the Company has historically had contingent arrangements have indicated that such arrangements will continue to be in place for the 2005 underwriting year.

                Key Employees

                The loss of services of either Jeffrey A. Snider, the Company’s Chairman and Chief Executive Officer or Roberts F. Underwood, Pan Am’s President, could adversely affect the Company’s ability to carry out its business plan.

Discontinued Operations

                Historically, the Company underwrote workers’ compensation insurance products through its underwriting subsidiary, PAULA Insurance Company (“PICO”).  On February 28, 2002, the Company announced that PICO would voluntarily cease underwriting workers’ compensation insurance in all jurisdictions.  The decision came as a result of claims reserve development primarily relating to accident years 1997-1999 on California workers’ compensation business.  In the fourth quarter of 2001, PICO posted an increase to prior year reserves of $37 million.  This reserve increase caused PICO’s Risk Based Capital to fall into the “Mandatory Control Level.”  As a result, on March 12, 2002, the Company and the California Department of Insurance (“California DOI”) entered into an agreement of regulatory oversight (“Oversight Agreement”).

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

Item 2.  PROPERTIES.

                The Company’s principal executive offices, comprised of approximately 7,000 square feet of office space leased through May 2010, are located in Pasadena, California. In addition, the Company maintains 14 field offices in various locations in California and Arizona in leased facilities with various lease terms. Management believes that the Company’s facilities are suitable and adequate for their intended uses.

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

The Company replied to the demand in a letter dated August 13, 2004.  The Company has received no communication from Reliance in Liquidation in response to its letter.  The Company believes there are good and meritorious arguments that the demand does not represent an obligation of the Company.   The Company believes that the obligations subject to the guarantee were previously discharged.

While it is difficult to predict the outcome of any litigation, as the nature of litigation is always uncertain, the Company believes that the results of the above discussed litigation will not have a material impact on the financial operations of the Company.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

The Company’s Common Stock has traded on the Nasdaq Stock Market under the symbol “PFCO” since the consummation of the Company’s initial public offering of its Common Stock on October 24, 1997.  The high and low closing prices of the Common Stock on the Nasdaq Stock Market during 2004 and 2003 were as follows:

	High	Low

First Quarter 2004	4.350	2.150
Second Quarter 2004	3.890	2.530
Third Quarter 2004	3.700	2.260
Fourth Quarter 2004	2.700	1.960

First Quarter 2003	0.970	0.700
Second Quarter 2003	1.700	0.800
Third Quarter 2003	1.590	1.280
Fourth Quarter 2003	2.810	1.270

Holders of Record

As of March 15, 2005, the Common Stock was held by 167 holders of record.

Dividends

                The Company did not pay cash dividends to its stockholders prior to the first quarter of 1998.  From the first quarter of 1998 through the fourth quarter of 1999, the Company declared and paid quarterly dividends of $0.04 per share of Common Stock.  The Board of Directors elected not to declare any cash dividends from 2000 until the middle of 2004.  The Company declared and paid quarterly dividends of $0.015 per share of Common Stock beginning in the second quarter of 2004.

                The declaration and payment of dividends is subject to the discretion of the Company’s Board of Directors and will depend upon, among other things, the Company’s results of operations, financial condition, cash requirements, future prospects and capital requirements, general economic and business conditions and other factors deemed relevant by the Board of Directors. Although the Board of Directors has currently reinstated the quarterly stockholder dividend, there can be no assurance that the Company will continue to declare and pay dividends in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

                The following table sets forth information as to securities authorized for issuance under equity compensation plans as of December 31, 2004.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance

Equity compensation plans approved by security holders:
1994 Plan	—	—	3,233
1997 Plan	1,026,626	$2.03	183,310
Equity compensation plans not approved by security holders	—	—	—

Total	1,026,626	$2.03	186,543

Item 6. SELECTED FINANCIAL DATA.

                The selected data presented below under the captions “Income Statement Data” and “Balance Sheet Data” as of and for each of the years in the five-year period ended December 31, 2004, are derived from the consolidated financial statements of the Company.  The consolidated financial statements as of December 31, 2004 and 2003 and for each of the years in the three-year period ended December 31, 2004 are included elsewhere herein. The selected financial data set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and notes thereto appearing elsewhere herein.

	Years Ended December 31,
	2004	2003	2002	2001 (3)	2000 (3)
	(dollars in thousands, except per share data)
Income Statement Data:
Commissions	$15,680	$16,415	$11,640	$10,282	$8,924
Contingent commissions	1,924	2,340	1,720	1,516	1,608
Net investment income	5	7	17	158	531
Net realized investment gains (losses)(2)	—	—	—	72	(5,248)
Service fees	837	450	70	36	92
TPA fees	205	152	10	-	-
Other income	25	32	232	54	704
Total income	18,676	19,396	13,689	12,118	6,611

Salaries and related expenses	10,200	10,165	7,958	6,377	5,951
Interest expense	87	149	268	672	1,524
Amortization expense	585	538	389	755	947
Other expenses	6,181	6,022	3,816	3,854	3,728
Total operating expenses	17,053	16,874	12,431	11,658	12,150
Equity in net loss of unconsolidated affiliate	—	—	—	—	(1,377)
Income (loss) from continuing operations before taxes	1,623	2,522	1,258	460	(6,916)
Income tax expense (benefit)	673	1,094	(144)	198	1,530
Income (loss) from continuing operations	950	1,428	1,402	262	(8,446)
Loss from operations of discontinued underwriting segment - PICO	—	—	(1,426)	(38,601)	(15,713)
Income tax benefit	—	—	(604)	(7,047)	(4,954)
Loss on discontinued operations	—	—	(822)	(31,554)	(10,759)
Net income (loss)	$950	$1,428	$580	$(31,292)	$(19,205)

	Years Ended December 31,
	2004	2003	2002	2001 (3)	2000 (3)
	(dollars in thousands, except per share data)
Earnings (loss) per share (1)
Income (loss) from continuing operations	$0.15	$0.23	$0.23	$0.05	$(1.54)
Loss on discontinued operations	—	—	(0.13)	(5.58)	(1.97)
Net income (loss)	$0.15	$0.23	$0.10	$(5.53)	$(3.51)
Weighted average shares outstanding (1)	6,492,383	6,321,322	6,095,617	5,656,278	5,475,170

Earnings (loss) per share - assuming dilution(1)
Income (loss) from continuing operations	$0.14	$0.22	$0.22	$0.05	$(1.54)
Loss on discontinued operations	—	—	(0.13)	(5.58)	(1.97)
Net income (loss)	$0.14	$0.22	$0.09	$(5.53)	$(3.51)
Weighted average shares outstanding - assuming dilution (1)	6,765,124	6,555,298	6,150,698	5,656,278	5,475,170

Balance Sheet Data:
Total assets related to continuing operations	$18,737	$19,401	$14,300	$13,181	$14,505
Net assets related to discontinued operations	—	—	—	—	37,849
Notes payable	1,276	1,676	2,750	4,051	12,879
Total liabilities	8,473	10,045	6,641	6,799	16,593
Net stockholders’ equity	10,264	9,356	7,659	6,382	35,761

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

Quarterly Data

The following is a summary of operations by quarter for the years ended December 31, 2004 and 2003:

		2004
	March 31	June 30	Sept 30	Dec 31
		(dollars in thousands)
Total income	$5,152	$4,654	$4,615	$4,255
Total expenses	4,292	4,273	4,295	4,193
Net income	$558	$215	$142	$35
Earnings per share from continuing operations — assuming dilution*	$0.08	$0.03	$0.02	$0.01

		2003
	March 31	June 30	Sept 30	Dec 31
		(dollars in thousands)
Total income	$4,619	$4,299	$5,230	$5,248
Total expenses	4,097	4,097	4,387	4,293
Net income	$296	$113	$476	$543
Earnings per share from continuing operations — assuming dilution*	$0.05	$0.02	$0.07	$0.08

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

   Revenue Recognition. Commission income is recorded on the effective date of the policy or the billing date, whichever is later.  In the case of contingent commissions tied to achieving specified volume levels, revenue is recorded when the related criteria has been met.  Contingent commission income associated with profit sharing arrangements is recorded at the earlier of the amounts being subject to reasonable estimation or receipt of such amounts.  Service fees are earned over the period the related services are performed.

   Discontinued Operations.  As of December 31, 2001, PICO’s Risk Based Capital fell into the “Mandatory Control Level.”  Consequently, on March 12, 2002, PICO and the California DOI entered into an Oversight Agreement which effectively gave the California DOI control over PICO’s operations.

On April 26, 2002, the California DOI obtained a conservation order for PICO which was followed on June 21, 2002 by a liquidation order.  Subsequent to the liquidation order, the Company provided limited operation support to PICO.  Given the continued activity with PICO through the third quarter of 2002, the Company was precluded from treating PICO as a discontinued operation for accounting purposes.

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

                The Company uses a methodology based on discounted future cash flows derived from acquired client lists and attrition rates to estimate the fair value of the expiration rights and other intangible assets at the date of acquisition.  Expiration rights are amortized on a straight line basis over their estimated lives of five to seven years.    Non-compete agreements are typically valued at their stated contractual amount and are amortized on a straight line basis over the terms of the agreements.  Goodwill is not subject to amortization.  Both the allocation of purchase price and the estimation of useful lives require management’s judgment.  If historical fact patterns were to change, such as the rate of attrition of acquired client accounts, the Company may be required to allocate more purchase price to goodwill or accelerate the amortization of expiration rights, which may have a material negative impact on the Company’s financial position or results of operations.

   Goodwill and Other Intangible Asset Impairment.  The Company assesses the recoverability of goodwill and other intangible assets at least once a year or as required based on triggering events.  A triggering event is a change in business circumstances that indicates that the carrying value of the asset may not be recoverable.  Examples of a triggering event include poor financial results or projections, deterioration of client base, loss of key employees or changes in the marketplace.  Reviews for triggering events require the use of management’s judgment.  If as a result of the impairment review, the Company finds that the carrying value of an asset is in excess of the fair value, the Company would be required to take a charge against current earnings.  The Company has completed the required reviews and the results of such reviews disclosed no impairments in 2004 and 2003.

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

Overview

The Company’s revenues consist primarily of commission income, contingent commission income, and service fees. Commission income is earned from Pan Am’s distribution of insurance. Contingent commission income is related to profit sharing arrangements with insurance carriers.  Service fees consist primarily of fees for loss control and claims adjudication services.

The Company’s expenses consist of salaries and related expenses, interest expense, amortization expense and other general and administrative expenses.

Results of Operations

2004 Compared to 2003

   Commission income.  Commission income decreased 4.5% to $15.7 million for 2004 from $16.4 million for 2003.  The decrease is primarily driven by a decline in the commission rate at the California State Compensation Fund (“SCIF”).  Currently SCIF is the largest single market for workers’ compensation insurance in the state of California.  Consequently, the Company places a significant portion of its related business with SCIF.  Prior to August 2003, SCIF’s maximum commission rate was 8.0%.  Effective August 2003, the maximum commission rate is 5.5%.  Since commission rates are only adjusted at renewal, the full impact of this change was not reflected in the Company’s consolidated financial statements until the last half of 2004.

The Company is attempting to mitigate the impact of the SCIF commission adjustment in a number of significant ways.  First, the Company is actively engaged in offering alternative risk structures, including proprietary access to a member owned Bermuda captive.  Second, the Company is diversifying its revenue base by expanding its property and casualty commissions and developing a significant crop insurance platform.  In addition, service fees are also becoming a more meaningful part of the revenue schedule.

   Contingent commission income.  Contingent commission income decreased 17.8% to $1.9 million for 2004 from $2.3 million for 2003.  Contingent commission fluctuates from year to year based on the profitability of the underlying business and external market conditions which can result in changes to contingency programs offered by insurance carriers.

For the 2003 underwriting year, the Company earned contingent revenue on the SCIF business based on three criteria:  volume bonuses, retention bonuses and profit sharing.  In 2003, the Company accrued the portion of the 2003 underwriting year contingency applicable to volume and retention as such factors were known.  The profit sharing component related to the 2003 underwriting year was earned in early 2004 when such amounts were determined.  For underwriting year 2004, SCIF discontinued the contingent commission arrangements associated with volume and retention bonuses but retained the profit sharing component.  Consequently, the Company has not accrued any amounts in 2004 related to the 2004 underwriting year.  Based on what the Company knows today regarding the underwriting profitability of the underlying business, the Company anticipates that contingent commission income related to the 2004 underwriting year will approximate contingent revenue recognized in the 2004 calendar year on the 2003 underwriting year.

   Service Fees.  Service fee income increased to $837,000 for 2004 from $450,000 for 2003.   The increase in service fees is due to a number of factors.  First, the Company has seen growth in services fees charged for the placement of insurance.  This is particularly common in certain programs such as large deductible workers compensation plans.  Second, the Company receives services fees related to providing loss control and claims services for a Bermuda insurance captive.  The volume of business placed with this market has increased in 2004, resulting in a corresponding increase in service fees.  Finally, the Company has new service arrangements where it is paid for providing loss control and other field support services to selected accounts.  Pan Am provides loss control and other services both as a contractor to selected insurance carriers and on a direct basis to its customers.

   TPA Fees.  TPA fee income increased to $205,000 for 2004 from $152,000 for 2003.   The Company provides third party administration services through its subsidiary, PPBA.

   Salaries and related expenses. Salaries and employee benefits remained steady at $10.2 million for 2004 and 2003.

   Interest expense. Interest expense decreased 41.6% to $87,000 for 2004 from $149,000 for 2003.  The decrease is due to a decline in the outstanding balance of the related note payable as well as a decrease in the interest rate on the note payable.  As of the beginning of 2003, the note payable to bank had a balance of $2.8 million which was reduced to $1.7 million at the beginning of 2004 and further reduced to $1.3 million by the end of 2004.

   Amortization expense. Amortization expense increased 8.7% to $585,000 for 2004 from $538,000 for 2003.  The increase is due to an increase in intangible assets related to agency purchases in mid 2002 and early 2003.

   Operating expenses.  Operating expenses increased 2.6% to $6.2 million for 2004 from $6.0 million for 2003.   In 2004 the Company had non-recurring expenses related to legal matters and employee separations which aggregated to approximately $500,000 in expenses which are not anticipated to recur in 2005.

   Income from continuing operations before taxes.  Income from continuing operations before taxes decreased to $1.6 million in 2004 from $2.5 million in 2003.  The decrease was primarily driven by a decrease in commission income.

   Income taxes on continuing operations.  Income tax expense on continuing operations for 2004 was $673,000 compared to $1.1 million for 2003.  The effective income tax rates for 2004 and 2003 were 41.5% and 43.4%, respectively. The total tax expense (benefit) from continuing operations is different from the applicable Federal income tax rate of 34% for the reasons reflected in the following reconciliation ($’s in 000’s):

	2004	2003
Expected tax expense	$552	$858
Nondeductible expenses	63	68
State income taxes, net of Federal benefit	58	168
	$673	$1,094

On a Federal income tax basis, the Company currently has significant net operating loss carryforwards.  The income tax expense in 2004 largely reflects the utilization of those net operating loss carryforwards and does not represent taxes paid or payable.

The net deferred tax asset is the amount the Company believes is more likely than not to be realized in the next several years and is adjusted based on anticipated future operating results.

2003 Compared to 2002

   Commission income.  Commission income increased 41.0% to $16.4 million for 2003 from $11.6 million for 2002.  The increase was largely driven by increases in Pan Am’s placement of crop insurance which has been a focus of the Company since mid-2002.  In 2003, approximately 50% of the total increase in commission income is due to increases in the crop line of business.  The Company has made efforts to expand this line through producer recruitment and the 2003 acquisition of Roudebush & Avina Insurance Agency, Inc. (“R&A”), a Modesto, California agency specializing in crop insurance to commercial wine grape growers.

Also, contributing to the increase in commission income in 2003 was an increase in the workers’ compensation line of business.  In 2003, approximately 39% of the total increase in commission income is due to increases in the workers’ compensation line of business.  Currently SCIF is the largest single market for workers’ compensation insurance in the state of California.  Consequently, the Company places a significant portion of its related business with SCIF.  Prior to August 2003, SCIF’s maximum commission rate was 8.0%.  Effective August 2003, the maximum commission rate is 5.5%.  Since commission rates are only adjusted at renewal, the full impact of this change will not be reflected in the Company’s consolidated financial statements until the last half of 2004.

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

   Contingent commission income.  Contingent commission income increased 36.0% to $2.3 million for 2003 from $1.7 million for 2002.  Contingent commission fluctuates from year to year based on the profitability of the underlying business and external market conditions which can result in changes to contingency programs offered by insurance carriers.

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

   Service Fees.  Service fee income increased to $450,000 for 2003 from $70,000 for 2002.   The increase in service fees is due to new service arrangements where the Company is paid for providing loss control and other field support services to selected accounts.  Pan Am provides loss control and other services both as a contractor to selected insurance carriers and on a direct basis to its customers.

   TPA Fees.  TPA fee income increased to $152,000 for 2003 from $10,000 for 2002.   The Company provides third party administration services through its subsidiary, PPBA.

   Salaries and related expenses. Salaries and employee benefits increased 27.7% to $10.2 million for 2003 from $8.0 million for 2002.  The increase is due to three primary factors: the transfer of selected employees from PICO’s payroll to Pan Am in early to mid-2002, the addition of new employees beginning in July 2002 and the elimination of previous cost sharing arrangements that were in effect with PICO through mid-2002.  Salaries and related expenses was 52% of total revenues for 2003 as compared to 58% for the comparable 2002 period.

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

	2003	2002
Expected tax expense	$858	$428
Nondeductible expenses	68	22
State income taxes, net of Federal benefit	168	132
Change in valuation allowance	—	(525)
Alternative minimum tax carryback	—	(197)
Other, net	—	(4)
	$1,094	($144)

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

Liquidity and Capital Resources

The Parent Company

As a holding company, PAULA Financial’s principal sources of funds are dividends and expense reimbursements from its operating subsidiaries and proceeds from the sale of its capital stock. PAULA Financial’s principal uses of funds are capital contributions to its subsidiaries, payment of operating expenses, payment of dividends, and repurchase of Company common stock.

Prior to the refinancing discussed below, PAULA Financial had a credit agreement with Bank of the West.  On November 1, 2003, the Company refinanced its outstanding bank debt with a $1,800,000 reducing revolving line of credit (the “Line of Credit”) with US Bank (the “Lender”).  The line of credit matures on October 31, 2005.  As of December 31, 2004, PAULA Financial was in compliance with all of the covenants.

Balances outstanding under the term loan bear interest at prime rate plus 1.0%.  As of March 1, 2005, the interest rate was 6.5%.

PAULA Financial’s subsidiaries have guaranteed the obligations of PAULA Financial under the Line of Credit.  Additionally, the Lender has a security interest in the assets of the Company.

The Company’s Board of Directors had previously approved a 1,000,000 share repurchase program.  On February 20, 2003, the Board of Directors authorized an additional 2,000,000 shares for the share repurchase program.  As of December 31, 2004, the Company held 924,734 shares in treasury stock.

Contractual Obligations and Commitments

The following is a summary of the Company’s contractual obligations as of December 31, 2004:

		Payments Due by Period
		Less Than			More than
	Total	1 Year	2-3 Years	4-5 Years	5 Years
			(dollars in thousands)
Debt	$1,276	$1,276	$—	$—	$—
Acquisition payable	1,524	772	691	61	—
Operating lease	2,116	687	943	393	93
Total	$4,916	$2,735	$1,634	$454	$93

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

Off-Balance Sheet Arrangements

As of December 31, 2004 the Company had no off-balance sheet arrangements.

Related Party Transactions

Since 1999, the Company’s agency operations have outsourced certain backroom functions to a service center operation.  In 2001, a partial owner of this agency, James G. Parker, III, was elected to the Company’s board of directors.  Fees paid by the Company’s agency to the service center were $1.4 million, $1.5 million and $1.3 million for the years ended December 31, 2004, 2003 and 2002, respectively which consisted primarily of direct expense reimbursements.  Additionally, the Company has a $0.7 million minority investment in the related agency.

New Accounting Standards

In December 2002, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock Based Compensation - Transition and Disclosure, an amendment of SFAS 123”. This Statement amends SFAS No. 123, “Accounting for Stock Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock based employee compensation. In addition, this SFAS amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to the accompanying consolidated financial statements. On December 16, 2004, SFAS 123 was revised to require all share based payments to employees to be recognized in the income statement based on their fair values.  The pro forma disclosure will no longer be an alternative.  This revised standard will be effective for the Company in the first quarter of 2006.

Forward-Looking Statements

In connection with, and because it desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers to recognize the existence of certain forward-looking statements in this Form 10-KSB and in any other statement made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission.  Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments.  Some forward-looking statements may be identified by the use of terms such as “expects,” “believes,” “anticipates,” “intends,” or “judgment.” Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties, many of which are beyond the Company’s control and many of which, with respect to future business decisions, are subject to change.  Examples of such uncertainties and contingencies include, among other important factors, those affecting the insurance industry in general, such as the economic and interest rate environment, legislative and regulatory developments and market pricing and competitive trends, and those relating specifically to the Company and its businesses, such as the level of commission revenue and fee income, and acquisitions of companies or blocks of business.  These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward-looking statements.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The following sections address the significant market risks associated with the Company’s financial activities as of December 31, 2004. Caution should be used in evaluating the Company’s overall market risk from the information below, since actual results could differ materially from the estimates and assumptions used below.

Interest Rate Risk

The Company does not utilize stand-alone derivatives to manage interest rate risks.  The Company has historically utilized a moderate level of corporate borrowings and debt. As of December 31, 2004, notes payable to bank account for 15% of total liabilities.

Any change in interest rates would not change the fair value of the Line of Credit as the Line of Credit has a variable interest rate.  A 100 bp change in interest rate would change interest expense in 2005 by approximately $10,000.

Equity Price Risk

The Company generally does not invest in equity securities for trading purposes.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

With Reports of Independent Registered Public Accounting Firm

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC

ACCOUNTING FIRM

The Board of Directors

PAULA Financial

We have audited the accompanying consolidated balance sheets of PAULA Financial and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PAULA Financial and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Los Angeles, California

March 3, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

PAULA Financial:

We have audited the accompanying consolidated statement of operations, stockholders’ equity and cash flows for the year ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the the results of operations and cash flows of PAULA Financial and subsidiaries for the year ended December 31, 2002 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 141, “Business Combinations” and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” which changed the Company’s method of accounting for goodwill and other intangible assets effective January 1, 2002.

/s/ KPMG LLP

Los Angeles, California

March 7, 2003

PAULA FINANCIAL AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands)

Assets

	December 31,
	2004	2003
Current Assets:
Cash, unrestricted	$1,397	$614
Cash, restricted	1,844	2,496
Total cash	$3,241	$3,110

Receivables:
Accounts receivable, net of allowance for uncollectible accounts ($80 at December 31, 2004 and 2003)	3,142	1,829
Commissions receivable	2,155	2,896
Income tax receivable	15	—
Other	20	13
Total receivables	$5,332	$4,738

Deferred income taxes	1,769	1,662
Other assets	188	372
	$10,530	$9,882

Non-Current Assets:
Property and equipment, net	278	246
Investment in related party, at cost	703	703
Goodwill, net	2,017	2,069
Other intangible assets, net	1,574	2,159
Deferred income taxes	3,465	4,169
Other assets	170	173
	$18,737	$19,401

(Continued)

PAULA FINANCIAL AND SUBSIDIARIES

Consolidated Balance Sheets, Continued

(Dollars in thousands)

Liabilities and Stockholders’ Equity

	December 31,
	2004	2003
Current Liabilities:
Due to underwriters and assureds	$4,800	$4,257
Accounts payable and accrued expenses	395	1,027
Employment related accruals	478	645
Acquisition related accruals	772	993
Income taxes payable	—	121
Note payable to bank	1,276	400
	$7,721	$7,443
Non-Current Liabilities:
Acquisition related accruals	752	1,326
Note payable to bank	—	1,276
	$8,473	$10,045

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 4,058,823 shares; none issued and outstanding	$—	$—
Common stock, $0.01 par value. Authorized 15,000,000 shares; issued 7,270,879 shares and 7,118,379 shares at December 31, 2004 and 2003, respectively	73	71
Additional paid-in capital	14,137	13,962
Accumulated earnings, after January 1, 2003, net of $54,405 deficit eliminated	2,095	1,428
Unearned compensation	(60)	(127)
Employee loans for stock purchase	(23)	(20)
Treasury stock, at cost (924,734 shares at December 31, 2004 and 2003)	(5,958)	(5,958)
Net stockholders’ equity	10,264	9,356
	$18,737	$19,401

See accompanying notes to consolidated financial statements.

PAULA FINANCIAL AND SUBSIDIARIES

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

	Years ended December 31,
	2004	2003	2002
Income:
Commissions	$15,680	$16,415	$11,640
Contingent commissions	1,924	2,340	1,720
Net investment income	5	7	17
Service fees	837	450	70
TPA fees	205	152	10
Other income	25	32	232
	$18,676	$19,396	$13,689
Operating expenses:
Salaries and related expenses	10,200	10,165	7,958
Interest expense	87	149	268
Amortization expense	585	538	389
Other expenses	6,181	6,022	3,816
	$17,053	$16,874	$12,431

Income from continuing operations before income taxes	1,623	2,522	1,258
Income tax expense (benefit)	673	1,094	(144)
Income from continuing operations	$950	$1,428	$1,402

Discontinued operations:
Loss from operations of discontinued underwriting segment (including loss on disposal in 2002 of $495)	—	—	(1,426)
Income tax benefit	—	—	(604)
Loss on discontinued operations	—	—	$(822)

Net income	$950	$1,428	$580

Earnings per share:
Income from continuing operations	$0.15	$0.23	$0.23
Loss on discontinued operations	—	—	(0.13)
Net income	$0.15	$0.23	$0.10

Earnings per share— assuming dilution:
Income from continuing operations	$0.14	$0.22	$0.22
Loss on discontinued operations	—	—	(0.13)
Net income	$0.14	$0.22	$0.09

See accompanying notes to consolidated financial statements.

PAULA FINANCIAL AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands)

	Number of shares	Common Stock	Additional paid-in capital	Accumulated earnings (deficit)	Un- earned Compen-sation	Employee Loans for Stock Purchase	Treasury stock	Net stockholders’ equity
Balance at December 31, 2001	6,092,579	$70	$68,245	$(54,985)	$(583)	$(488)	$(5,877)	$6,382
Net income	—	—	—	580	—	—	—	580
Common stock issued	60,100	—	53	—	—	—	—	53
Restricted stock forfeitures	(2,800)	—	(4)	—	—	—	—	(4)
Change in employee loans for stock purchases	—	—	—	—	—	91	—	91
Change in unearned compensation	—	—	—	—	557	—	—	557
Balance at December 31, 2002	6,149,879	$70	$68,294	$(54,405)	$(26)	$(397)	$(5,877)	$7,659
Net income	—	—	—	1,428	—	—	—	1,428
Quasi-Reorganization	—	—	(54,405)	54,405	—	—	—	—
Common stock issued	35,000	—	7	—	—	—	—	7
Restricted stock awards	60,000	1	66	—	—	—	—	67
Repurchase common stock	(51,234)	—	—	—	—	81	(81)	—
Change in employee loans for stock purchases	—	—	—	—	—	296	—	296
Change in unearned compensation	—	—	—	—	(101)	—	—	(101)
Balance at December 31, 2003	6,193,645	$71	$13,962	$1,428	$(127)	$(20)	$(5,958)	$9,356
Net income	—	—	—	950	—	—	—	950
Dividends	—	—	—	(283)	—	—	—	(283)
Common stock issued	152,500	2	175	—	—	—	—	177
Restricted stock awards	—	—	—	—	4	—	—	4
Change in employee loans for stock purchases	—	—	—	—	—	(3)	—	(3)
Change in unearned compensation	—	—	—	—	63	—	—	63
Balance at December 31, 2004	6,346,145	$73	$14,137	$2,095	$(60)	$(23)	$(5,958)	$10,264

See accompanying notes to consolidated financial statements.

PAULA FINANCIAL AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Years Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income	$950	$1,428	$580
Loss from discontinued operations	—	—	822
Income from continuing operations	950	1,428	1,402
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	141	150	122
Amortization	585	538	389
Loss on sale of property and equipment	—	—	3
Increase in receivables	(594)	(2,346)	(1,679)
Decrease in deferred income taxes	597	811	48
Increase (decrease) in accounts payable and accrued expenses	(377)	2,947	155
Decrease in unearned compensation	67	6	557
Other, net	211	38	67
Net cash provided by operating activities	$1,580	$3,572	$1,064
Cash flows from investing activities:
Purchase of property and equipment	(173)	(127)	(259)
Purchase of book of business	(590)	(589)	—
Net cash used in investing activities	$(763)	$(716)	$(259)
Cash flows from financing activities:
Payments on note payable to bank	—	(2,750)	(1,300)
Borrowings on line of credit	—	1,775	—
Payments on line of credit	(400)	(100)	—
Dividends paid	(283)	—	—
Increase in employee loans for stock purchases	(3)	39	91
Retirement of common stock	—	—	(4)
Funding of discontinued operations	—	—	(299)
Net cash used in financing activities	$(686)	$(1,036)	$(1,512)
Net increase (decrease) in cash	131	1,820	(707)
Restricted and unrestricted cash at beginning of the year	3,110	1,290	1,997
Restricted and unrestricted cash at end of the year	$3,241	$3,110	$1,290

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

The Company’s primary operations are in the state of California.  In 2004, approximately 97% of the Company’s agency commission revenue was generated in the state of California compared to 96% in 2003 and 93% in 2002.

The Company’s agency commission revenue is derived from the placement of group health, property and casualty (emphasizing workers’ compensation) and some life and disability products. In 2004, approximately 42% of commission revenue was derived from the workers’ compensation line of business compared to 43% in 2003 and 45% in 2002.

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

Revenue Recognition

Commission income is recorded on the effective date of the policy or the billing date, whichever is later. In the case of contingent commissions tied to achieving specified volume levels, revenue is recorded when the related criteria has been met.  Contingent commission income associated with profit sharing arrangements is recorded at the earlier of the amounts being subject to reasonable estimation or receipt of such amounts.  Service fees are earned over the period the related services are performed.

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

The following table summarizes property and equipment by classification:

	December 31,
	2004	2003
Property and equipment, at cost:
Office furniture, fixtures and equipment	748	575
Automobiles	99	99
Leasehold improvements	27	27
	874	701
Less accumulated depreciation	(596)	(455)
Net property and equipment	$278	$246

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

At December 31, 2004 and 2003, excess of cost over net assets acquired was $2,097 and $2,149, respectively, less accumulated amortization of $80 in both 2004 and 2003.  In accordance with SFAS 142, the Company ceased recording goodwill amortization beginning on January 1, 2002.

Prior to the adoption of SFAS 142, excess of cost over net assets acquired was amortized on a straight-line basis over twenty five years and assessed for recoverability by an analysis of the undiscounted future cash flows generated by the underlying assets.

Other intangible assets, which consist mainly of contracts not to compete and expiration lists, are amortized on a straight-line basis over periods not to exceed seven years.  Other intangible assets were $4,379 in both 2004 and 2003, less accumulated amortization of $2,805 and $2,220, respectively.  Aggregate amortization expense for the years ended December 31, 2004 and 2003 was $585 and $538, respectively.  Estimated amortization expense for the next five years is $584 in 2005, $563 in 2006, $307 in 2007, $110 in 2008, and $10 in 2009.

Income Taxes

The Company accounts for income taxes under the liability method. Accordingly, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.   A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized.  Because of the quasi-reorganization effected by the Company in 2003, any decrease in the valuation allowance will be a direct increase to additional paid-in capital.

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

Cash, accounts and commissions receivable, due to underwriters and assureds, other current liabilities and the note payable to bank are considered financial instruments.  Due to the short duration of certain financial instruments, specifically cash, accounts and commissions receivable, due to underwriters and assureds and other current liabilities, the carrying amounts approximate fair value.  The fair values of the note payable to bank is estimated using discounted cash flow analyses based on current market interest rates. The estimated fair value of the variable interest note payable approximates the related carrying value.

Comprehensive Income

The Company has not included a statement of comprehensive income in the accompanying consolidated financial statements as the Company does not have any other comprehensive income adjustments.

Earnings per Share (“EPS”)

The EPS calculations for the years ended December 31, 2004, 2003 and 2002 were based upon the weighted average number of shares of common stock outstanding.  The EPS - assuming dilution calculations were based upon the weighted average number of shares of common stock outstanding adjusted for the effect of convertible securities, and options and warrants considered common stock equivalents.  Stock options and warrants are considered to be common stock equivalents, except when their effect is antidilutive.

The following table reflects the weighted average shares of common stock outstanding used in the EPS calculation as well as the EPS - assuming dilution calculation.

	Years ended December 31,
	2004	2003	2002

Shares used in EPS calculation	6,492,383	6,321,322	6,095,617
Impact of options	272,741	233,976	55,081
Shares used in diluted EPS calculation	6,765,124	6,555,298	6,150,698

PAULA FINANCIAL AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Stock options to purchase 280,000 shares that were outstanding as of December 31, 2004 and 20,000 shares that were outstanding as of December 31, 2003 and 2002 were not included in the computation of earnings per share for the respective years as inclusion of such shares would be antidilutive.

Stock-Based Compensation

The Company’s stock-based employee compensation plans are described more fully in Note 5.  The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“Opinion 25”), and related interpretations in accounting for its employee stock options and adopt the disclosure requirements of Statement of Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and Statement of Financial Accounting Standards No. 148, “Accounting for Stock Based Compensation - Transition and Disclosure, an amendment of SFAS 123” (“SFAS 148”).  On December 16, 2004, SFAS 123 was revised to require all share based payments to employees to be recognized in the income statement based on their fair values.  The pro forma disclosure will no longer be an alternative.  This revised standard will be effective for the Company in the first quarter of 2006.

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

The fair value for options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:  risk free interest rate of 3.5% for options granted in 2004 and 3% for options granted in 2002, average option exercise period of seven years, and a volatility factor of 50%.  The fair value per option was $1.59 and $1.45 for options granted in 2004 and $.25 for options granted in 2002.

Had compensation cost for the Company’s stock-based compensation plan been reflected in the accompanying consolidated financial statements based on the fair value at the grant dates for option awards consistent with the method of SFAS 123, the Company’s net income would have been reduced to the pro forma amounts indicated below:

PAULA FINANCIAL AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

	Years ended December 31,
	2004	2003	2002
Net income:
As reported	$950	$1,428	$580
Pro forma	$254	$1,421	$519

Income per share:
As reported	$0.15	$0.23	$0.10
Pro forma	$0.04	$0.23	$0.09

Income per share - assuming dilution:
As reported	$0.14	$0.22	$0.09
Pro forma	$0.04	$0.22	$0.08

(2)  Note Payable to Bank

At December 31, 2002, the Company had an outstanding credit agreement with Bank of the West that required that the loan balance be paid over the next two years with the final principal payment due January 1, 2005.  On November 1, 2003, the Company refinanced its outstanding bank debt with a $1,800 reducing revolving line of credit (the “Line of Credit”) with US Bank (the “Lender”).  The Line of Credit matures on October 31, 2005 with an amount of $1,276 payable as of that date.  Balances outstanding under the term loan bear interest at prime rate plus 1.0%.  As of March 1, 2005, the interest rate was 6.5%.

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

PAULA FINANCIAL AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

 (3)  Income Taxes

The Company and its subsidiaries file a consolidated Federal income tax return. Income tax expense (benefit) from continuing operations for the years ended December 31, 2004, 2003 and 2002 is shown as follows:

Years ended December 31,	Federal	State	Total

2004:
Current	$(30)	$106	$76
Deferred	597	—	597
	$567	$106	$673
2003:
Current	$51	$232	$283
Deferred	811	—	811
	$862	$232	$1,094
2002:
Current	$(197)	$5	$(192)
Deferred	48	—	48
	$(149)	$5	$(144)

The total tax expense (benefit) from continuing operations is different from the applicable Federal income tax rate of 34% for the reasons reflected in the following reconciliation:

	Years ended December 31,
	2004	2003	2002

Expected tax expense	$552	$858	$428
Nondeductible expenses	63	68	22
State income taxes, net of Federal benefit	58	168	132
Change in valuation allowance	—	—	(525)
Alternative minimum tax carryback	—	—	(197)
Other, net	—	—	(4)
	$673	$1,094	$(144)

PAULA FINANCIAL AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Temporary differences which give rise to a significant portion of deferred tax assets and liabilities are as follows:

	December 31
	2004	2003
Deferred tax assets:
Net operating loss carryforward	$25,203	$25,222
Net capital loss carryforward	1,677	1,677
Goodwill	554	646
Allowance for uncollectible accounts	27	343
Other	419	589
Gross deferred tax assets	27,880	28,477
Less valuation allowance	(22,646)	(22,646)
Deferred tax assets	$5,234	$5,831
Gross deferred tax liabilities	—	—
Net deferred tax asset	$5,234	$5,831

The net operating loss carryforward includes losses generated by PICO which are available to offset future taxable income of the Company.  As of December 31, 2004 and 2003, the Company has established a $20,969 valuation allowance related to the net operating loss carryforward.

The recoverability of the net deferred tax asset is demonstrated by anticipated future operating results.  Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income in the periods necessary to realize the net deferred tax asset.

The Company received Federal income tax refunds of $193, $123 and $92 during the years ended December 31, 2004, 2003 and 2002, respectively.

At December 31, 2004, the Company had a tax net operating loss carryforward of $74,126 that begins to expire in 2018.

(4)  Stockholders’ Equity

Effective January 1, 2003, the Company implemented a quasi-reorganization of its capital accounts.  At December 31, 2002, the Company had an accumulated deficit of $54.4 million which was primarily generated by the Company’s former underwriting operations, Paula Insurance Company (“PICO”) (see Note 9).   After approval by the stockholders on May 21, 2003, the Company effected the quasi-reorganization pursuant to which the Company eliminated its accumulated deficit and charged the corresponding amount to additional paid-in capital.

PAULA FINANCIAL AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

In September 1998, the Board of Directors adopted a Stockholder Rights Plan (“Rights Plan”).  The Rights Plan provided for the distribution of one Right for each share of common stock outstanding on October 1, 1998 (6,085,315 shares).  The Rights Plan provides that if any person acquires 10% or more of the Company’s common stock (the “10% Stockholder”), each Right (other than the Rights held by the 10% Stockholder) will become exercisable to purchase PAULA common stock with a value equal to two times the Right’s exercise price.  In addition, if on or after such event the Company is merged out of existence or 50% or more of its assets or earning power are sold, each Right (other than Rights held by the 10% stockholder) will become exercisable to purchase common shares of the acquiring corporation with a value equal to two times the Right’s exercise price.  The Rights expire in ten years unless previously triggered and are subject to redemption by the Board of Directors prior to being triggered.

(5)  Employee Benefit Plans

The Company maintains a 401(k) plan covering substantially all employees. Employees may contribute up to 17% of their compensation. The Company makes a matching contribution of 50% of the employee contribution, limited to 6% of compensation. Total employer costs for continuing operations under the plan were $144, $138 and $154 for the years ended December 31, 2004, 2003 and 2002, respectively.

Employees of the Company receive an annual year-end bonus. Amounts expensed under bonus programs related to continuing operations were $224, $495 and $95 for the years ended December 31, 2004, 2003 and 2002, respectively.

In 1998, the Company implemented a key employee/consultant loan program which provided funds exclusively for the borrowers’ purchase of Company stock.  The Company authorized loans of up to $1,000.  The loans were full recourse, bore interest at the rate of 8.5% per annum, were payable quarterly, and were secured by the stock purchased.  The loan program was reviewed and approved by the Compensation Committee of the Board of Directors.  As of December 31, 2003, the Company had outstanding loans in the principal amount of $20.  During 2003, the Company forgave loans due from former employees totaling $191.  Stock held as collateral of $32 was taken back into treasury stock.

Additionally, in late 2003, the Company implemented a loan forgiveness program for current employees totaling $200. Under the program, stock collateral of $39 was returned to the Company and the remaining loan balance will be forgiven over a vesting period of two years.  Any unpaid balances outstanding at separation of employment is immediately due and payable.  During 2004 and 2003, respectively, $63 and $54 of the balance outstanding was amortized as services were performed.  Amortization expense is estimated to be $44 for 2005 at which time the outstanding balance will be fully amortized.

PAULA FINANCIAL AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

In 1994, the Company adopted a stock incentive plan, reserving 550,000 shares of common stock, which provides for granting of stock options and restricted stock bonuses to officers and directors and key employees of the Company. Options and restricted stock are granted at the discretion of the Executive Compensation Committee of the Board of Directors.   At December 31, 2004, 3,233 shares of common stock were available for issuance under the 1994 plan.

In 1997, the Company adopted its 1997 Stock Incentive Plan, reserving 200,000 shares of common stock. In 2001 and again in 2004, shares authorized under the 1997 plan were increased to 900,000 and 1,500,000 shares, respectively. At December 31, 2004,  183,310 shares of common stock were available for issuance under the 1997 plan.

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

There were no changes in the status of options granted under the 1994 plan for 2004, 2003 and 2002.

Changes in the status of options granted under the 1997 plan are summarized as follows:

	2004
	Shares	Exercise price	Weighted average exercise price
Beginning of year	379,126	$0.46-1.80	$0.53
Granted	700,000	$2.63-2.87	$2.73
Exercised or redeemed	(52,500)	$0.46	$0.46
End of year	1,026,626	$0.46-2.87	$2.03
Exercisable	1,024,126	$0.46-2.87	$2.04

	2003
	Shares	Exercise price	Weighted average exercise price
Beginning of year	384,126	$0.46-1.80	$0.53
Exercised or redeemed	(5,000)	$0.46	$0.46
End of year	379,126	$0.46-1.80	$0.53
Exercisable	374,126	$0.46-1.80	$0.53

PAULA FINANCIAL AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

	2002
	Shares	Exercise price	Weighted average exercise price
Beginning of year	120,000	$1.80-2.10	$2.05
Granted	364,126	$0.46	$0.46
Canceled	(100,000)	$2.10	$2.10
End of year	384,126	$0.46-1.80	$0.53
Exercisable	346,626	$0.46-1.80	$0.54

There were no changes in the status of options granted outside the plans for 2004, 2003 and 2002.

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

(6)  Commitments and Contingencies

The Company leases buildings for its home office and certain other premises under long-term operating leases that expire in various years to 2010. Certain of these leases contain renewal provisions. Rent expense for continuing operations was $825, $748 and $730 for the years ended December 31, 2004, 2003 and 2002, respectively.

Approximate aggregate minimum rental commitments under operating leases at December 31, 2004 are as follows:

2005	$687
2006	576
2007	367
2005	194
2009	199
2010	93

Approximate aggregate minimum rental commitments under capital leases at December 31, 2004 are as follows:

2005	$14

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

The Company replied to the demand in a letter dated August 13, 2004.  The Company has received no communication from Reliance in Liquidation in response to its letter.  The Company believes there are good and meritorious arguments that the demand does not represent an obligation of the Company.   The Company believes that the obligations subject to the guarantee were previously discharged.

While it is difficult to predict the outcome of any litigation, as the nature of litigation is always uncertain, the Company believes that the outcome of the above discussed litigation will not have a material impact on the financial position of the Company.

PAULA FINANCIAL AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

(7)  Related Party Transactions

                Since 1999, the Company’s agency operations have outsourced certain backroom functions to a service center operation.  In 2001, a partial owner of this agency was elected to the Company’s board of directors.  Fees paid by the Company’s agency to the service center were $1,374, $1,502 and $1,251 for the years ended December 31, 2004, 2003 and 2002, respectively.  These fees primarily relate to direct expense reimbursement.  Additionally, the Company has a $703 minority investment in the agency which is a long-term investment accounted for under the cost basis.

(8)  Acquisitions

                In July 2002, the Company successfully recruited an experienced, large account agribusiness producer to the organization.  As structured, the Company acquired the business as related accounts were renewed.  No cash was paid by the Company in 2002 related to the acquisition of this business, but the Company did issue 60,000 shares of common stock.  The purchase price allocation was finalized in 2003.  Of the total purchase price of $2,023, $1,237 has been allocated to other amortizable intangible assets, with the remaining $786 allocated to goodwill.  Other amortizable intangible assets relate to expiration lists and covenants not to compete.  In 2004, $429 was paid in cash and 100,000 shares were issued related to this transaction.  In 2003, $289 in cash was paid related to this transaction.  As of December 31, 2004, the remaining obligation related to this transaction was $1,099, with $651 due in 2005 and $448 due in 2006.  Of the obligation outstanding, $723 will be paid in cash and $376 will be paid by issuance of stock.

                Since 2002, the Company has made efforts to dramatically expand crop insurance sales, primarily through producer recruitment.  In the first quarter of 2003, the Company purchased the existing book of business of Roudebush & Avina Insurance Agency, Inc. (“R&A”).  R&A is based in Modesto, California and specializes in providing crop insurance to commercial wine grape growers.  As part of the associated employment agreements, the Company issued 60,000 shares of common stock in 2003.  Balances owing under the arrangement will be paid over a five year period.  The purchase price allocation was finalized in 2004.  Of the total purchase price of $886, $325 has been allocated to other amortizable intangible assets, with the remaining $561 allocated to goodwill.  Other amortizable intangible assets relate to expiration lists and covenants not to compete.  In 2004 and 2003, respectively, $161 and $300 were paid related to this transaction.  As of December 31, 2004, the obligation related to this transaction was $425, with $121 due in 2005, $122 due in 2006, $122 due in 2007 and $60 due in 2008.

PAULA FINANCIAL AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

(9)  Discontinued Operations

                Historically, the Company underwrote workers’ compensation insurance products through its underwriting subsidiary, PICO.  On February 28, 2002, the Company announced that PICO would voluntarily cease underwriting workers’ compensation insurance in all jurisdictions.  The decision came as a result of claims reserve development primarily relating to accident years 1997-1999 on California workers’ compensation business.  In the fourth quarter of 2001, PICO posted an increase to prior year reserves of $37 million.  This reserve increase caused PICO’s Risk Based Capital to fall into the “Mandatory Control Level.”  As a result, on March 12, 2002, the Company and the California Department of Insurance (“California DOI”) entered into an agreement of regulatory oversight (“Oversight Agreement”).

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

Balances Due from PICO

                A cost reimbursement allocation agreement among affiliates was in effect from March 1, 1992 through mid-2002 for administration, human resources, data processing services and facility utilization.  Additionally, from April 2001 to June 2002, the Company’s TPA provided operational services to PICO.  Services performed by the TPA included claims adjudication, underwriting, policyholder services, business development and loss control.  As of December 31, 2004, the Company had balances owing from PICO under these cost reimbursement agreements totaling $446.  The Company intends to pursue all available avenues for recovering such balances but given the nature of the receivable the Company has established a valuation allowance for the full amount of the outstanding balance.  The expense associated with this allowance is included in discontinued operations for the year ended December 31, 2002.

                Additionally, the Company’s agencies placed business with PICO.  As of December 31, 2004 the agencies had commissions receivable from PICO totaling $481.  The Company intends to pursue all available avenues for recovering such balances but given the nature of the receivable the Company has established a valuation allowance for the full amount of the outstanding balance.  The expense associated with this allowance is included in discontinued operations for the year ended December 31, 2002.

PAULA FINANCIAL AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

(10)   Subsequent Event

                On February 28, 2005, the Company purchased the existing book of business of Integrated Resources (“Integrated”).  Integrated is based in Sacramento, California and specializes in accident and health and financial products.  The ultimate purchase price will be based on revenue earned over the next three years.

Item 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE AND PROCEDURES.

                The Company has no disagreement with its auditors.

                Effective September 23, 2003, the Audit Committee of the Board of Directors engaged Ernst & Young LLP to serve as the Company’s auditor for the fiscal year 2003.  The matter was previously reported on the Company’s 2003 Form 10-K and on a Form 8-K filed with the Securities and Exchange Commission on September 30, 2003 and amended October 17, 2003 and November 10, 2003.

                The Company has agreed to indemnify and hold its former auditor, KPMG LLP (“KPMG”), harmless against and from any and all legal costs and expenses incurred by KPMG in successful defense of any legal action or proceeding that arises as a result of KPMG’s consent to the incorporation by reference of its audit report on the Company’s past financial statements into the Company’s Registration Statements on Form S-8.

Item 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

                The Company’s Chief Executive Officer and Vice President Finance have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a — 15(e) and 15d — 15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this annual report.  Based on this evaluation, such officers have concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this annual report were effective for ensuring that information required to be disclosed in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported in a timely manner.   There have not been any significant changes in the Company’s internal control over financial reporting during the fourth quarter of 2004.

Item 9B.    OTHER INFORMATION.

                None.

PART III

Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information called for by this item with respect to directors, executive officers, code of ethics and financial experts on the audit committee is incorporated by reference to the Company’s definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year covered by this Report on Form 10-KSB.

Item 11.      EXECUTIVE COMPENSATION.

The information called for by this item is incorporated by reference to the Company’s definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year covered by this Report on Form 10-KSB.

Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information called for by this item is incorporated by reference to the Company’s definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year covered by this Report on Form 10-KSB.

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information called for by this item is incorporated by reference to the Company’s definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year covered by this Report on Form 10-KSB.

Item 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES  AND REPORTS ON FORM 8-K.

   (a)        The following documents are filed as part of this report:

                Financial Statements, Financial Statement Schedules and Exhibits:

1.             Financial Statements:  See the Consolidated Financial Statements included herein under Part II, Item 8.

2.     Exhibits:

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

Exhibit No.	Description

2.3	Agreement dated July 25, 1996 by and among Registrant, PAULA Insurance Company (PICO), James G. Parker Insurance Associates (Parker) and certain individual stockholders of Parker.*
2.4	Asset Purchase Agreement dated August 23, 1996 by and among PAU, Guinn Sinclair Insurance Services, Margaret Funnell and Yolanda Ibarrez.*
2.5	Series A Preferred Stock Purchase Agreement dated March 11, 1997 by and between PICO and CAPAX Management & Insurance Services (CAPAX).*
2.6	Letter Agreement, dated March 12, 1999 by and among Registrant, PAU and CAPAX.###
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

Exhibit No.	Description
10.17	Series A Preferred Stock Purchase Agreement dated August 3, 1994 between Registrant and certain purchasers of Series A Preferred Stock.*
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

10.25	Managing Agreement dated January 1, 1993 and last amended April 28, 1995 between PACO and PPBA, as Manager.*
10.26	Federal Income Tax Allocation Agreement dated April 10, 1997 between Registrant and its subsidiaries.*
10.27	Agency Agreement dated March 1, 1992 and last amended April 1, 1997 between PAU and PICO.*
10.28	Agency Agreement dated March 1, 1992 and last amended April 1, 1997 between PAUIAB and PICO.*
10.29	Agency Agreement dated December 8, 1994 and last amended April 1, 1997 among Agri-Comp Insurance Agency, Inc. and PICO.*
10.30	Purchase Option dated March 11, 1997 between Registrant and CAPAX.*
10.31	Plan of Reorganization and Agreement of Merger dated September 22, 1997 between PAULA Financial (Delaware) and PAULA Financial (California).**
10.32	PAULA Insurance Company Workers Compensation Quota Share Reinsurance Agreement 1998 Placement Slip effective October 1, 1998 between PICO and Reliance Insurance Company###
10.33	PAULA Insurance Company Workers Compensation First and Second Excess of Loss Reinsurance Agreement 1998 Placement Slip effective October 1, 1998 between PICO and Reliance Insurance Company.###
10.34	Change of Control Agreement dated as of November 1, 1998 between the Registrant and Mr. Jeffrey A. Snider.###
10.35	Asset Purchase Agreement among PAULA Financial, Pan American Underwriters, Inc. and CAPAX Management & Insurance Services and its subsidiaries dated April 30, 1999.#
10.36	PAULA Insurance Company Workers’ Compensation Quota Share Reinsurance Agreement Placement Slip effective July 1, 1999 between PICO and Montlake Casualty Company Ltd.##
10.37	PAULA Insurance Company Workers’ Compensation Quota Share Reinsurance Rescission Agreement between PICO and Montlake Casualty Company Ltd.++
10.38	Workers’ Compensation and Employer’s Liability Quota Share Reinsurance Contract Effective July 1, 2000 issued to PAULA Insurance Company by Insurance Corporation of Hannover+

Exhibit No.	Description
10.39	Amendment No. 3 to Agency Agreement dated March 1, 1992 between PAU and PICO+++
10.40	Amendment No. 3 to Agency Agreement dated March 1, 1992 between PAUIAB and PICO+++
10.41	Amendment No. 4 to Agency Agreement dated December 8, 1994 between Agri-Comp Insurance Agency, Inc. and PICO+++
10.42	Asset Management Agreement dated August 1, 2000 between PICO and General Re — New England Asset Management, Inc.+++
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

10.48	Second Amendment to Credit Agreement dated December 31, 2001 between United California Bank and Registrant including Reaffirmation of Guaranties and Guarantor Subordination Agreements.@@
10.49	Letter of Regulatory Oversight of PICO, dated March 12, 2002, between the California Department of Insurance and PICO.@@
10.50	PAULA Insurance Company Workers’ Compensation Quota Share Agreement and Addendum effective January 1, 2001 and July 1, 2001, respectively, issued by Everest Reinsurance Company.@@
10.51	Third Amendment to Credit Agreement dated December 31, 2002 between Bank of the West and Registrant including Reaffirmation of Guaranties and Guarantor Subordination Agreements.@@@
11	Statement re computation of per share earnings.
21	List of subsidiaries of PAULA Financial.*
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
31.1	Rule 13a-14a/15d-14a Certification of Chief Executive Officer.
31.2	Rule 13a-14a/15d-14a Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

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

 (b) Reports on Form 8-K.

                The Company filed the following reports on Form 8-K during the fourth quarter of 2004:

                                November 23, 2004                               Regulation FD Disclosure

Item 15.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this item is incorporated by reference to the Company’s definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year covered by this Report on Form 10-KSB.

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAULA FINANCIAL

By:	/s/Deborah S. Maddocks
Vice President, Finance
March 31, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey A. Snider	Chairman of the Board, President and Chief	March 31, 2005
Jeffrey A. Snider	Executive Officer (Principal Executive Officer)

/s/ Robert M. Anderson	Director	March 31, 2005
Robert M. Anderson

/s/ Joel W. Geddes, Jr.	Director	March 31, 2005
Joel W. Geddes, Jr.

/s/ Jerry M. Miller	Director	March 31, 2005
Jerry M. Miller

/s/ James G. Parker III	Director	March 31, 2005
James G. Parker III