Form 10QSB
period 2005-03-31
PAULA FINANCIAL
filed 2005-05-16
CIK 929031

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  Number of shares of Common Stock, $.01 par value, outstanding as of close of business on April 18, 2005:  6,346,145 shares.

Transitional Small Business Disclosure Format (check one):

Yes ☒  No ☐

PAULA FINANCIAL

PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements

PAULA FINANCIAL AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31,	December 31,
Assets	2005	2004
	(Unaudited)	(*)
Current Assets:
Cash (restricted: 2005, $1,673; 2004, $1,844)	$4,540	$3,241
Accounts receivable, net of allowance for uncollectible accounts (2005 and 2004, $80)	2,910	3,142
Commissions receivable	2,107	2,155
Income tax receivable	—	15
Other receivables	24	20
Deferred income taxes	1,945	1,769
Other assets	252	188
	11,778	10,530
Non-Current Assets:
Property and equipment, net	569	278
Investment in related party, at cost	703	703
Goodwill, net	2,017	2,017
Other amortizable intangible assets, net	1,428	1,574
Deferred income taxes	2,961	3,465
Other assets	170	170
	$19,626	$18,737
Liabilities and Stockholders’ Equity

Current Liabilities:
Due to underwriters and assureds	$4,457	$4,800
Accounts payable and accrued expenses	430	395
Employment related accruals	1,049	478
Acquisition related accruals	685	772
Income taxes payable	116	—
Notes payable to bank	1,176	1,276
	7,913	7,721
Non-Current Liabilities:
Accounts payable and accrued expenses	231	—
Acquisition related accruals	625	752
	$8,769	$8,473
Stockholders’ Equity:
Preferred stock, $0.01 par value. (Authorized 4,058,823 shares, none issued and outstanding)	$—	$—
Common stock, $0.01 par value (Authorized 15,000,000 shares, issued: 2005 and 2004, 7,270,879 shares)	73	73
Additional paid-in-capital	14,137	14,137
Accumulated earnings, after January 1, 2003	2,661	2,095
Unearned compensation	(33)	(60)
Employee loans for stock purchase	(23)	(23)
Treasury stock, at cost (2005 and 2004, 924,734 shares)	(5,958)	(5,958)
	$10,857	$10,264
	$19,626	$18,737

* Derived from audited financial statements.

See notes to condensed consolidated financial statements.

PAULA FINANCIAL AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(In thousands, except share and per share data)

	Three Months Ended
	March 31,
	2005	2004
	(Unaudited)
Income:
Commissions and placement fees	$3,454	$3,764
Profit sharing income	1,991	1,278
Service fees	191	96
Other income	15	14
	5,651	5,152

Operating Expenses:
Salaries and related expenses	2,978	2,674
Interest expense	20	27
Amortization expense	146	146
Other expenses	1,387	1,445
	4,531	4,292

Income from operations before income taxes	1,120	860
Income tax expense	459	302
Net income	$661	$558

Earnings per share	$0.10	$0.09
Weighted average shares outstanding	6,592,750	6,305,152

Earnings per share - assuming dilution	$0.10	$0.08
Weighted average shares outstanding - assuming dilution	6,830,852	6,610,916

Dividends declared per common share	$0.015	—

See notes to condensed consolidated financial statements.

 PAULA FINANCIAL AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended
	March 31,
	2005	2004
	(Unaudited)
Cash flows from operating activities:
Net income	$661	$558

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	37	35
Amortization	146	146
Decrease in receivables	291	1,309
Decrease in deferred income taxes	328	290
Increase (decrease) in accounts payable and accrued expenses	340	(385)
Decrease in unearned compensation	27	17
Other, net	(71)	(88)
Net cash provided by operating activities	1,759	1,882

Cash flows from investing activities:
Purchase of property and equipment	(51)	(32)
Purchase of book of business	(214)	(100)
Net cash used in investing activities	(265)	(132)

Cash flows from financing activities:
Payments on line of credit	(100)	(200)
Dividends paid	(95)	—
Payments received on employee loans for stock purchase	—	9
Net cash used in financing activities	(195)	(191)

Net increase in cash and invested cash	1,299	1,559
Cash and invested cash at beginning of period	3,241	3,110
Cash and invested cash at end of period	$4,540	$4,669

See notes to condensed consolidated financial statements.

PAULA FINANCIAL AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2005 (Unaudited)

Note A — Basis of Presentation

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

Where necessary, prior years’ information has been reclassified to conform to the 2005 presentation.

The Company’s operating results tend to be cyclical. Consequently, operating results for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the year December 31, 2005.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure, an amendment of SFAS 123”.  Among other provisions, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements.  For the three months ended March 31, 2005, the differences between the as reported net income and income per share amounts and the related pro forma amounts are not material to the consolidated financial statements.  On December 16, 2004, SFAS 123 was revised to require all share based payments to employees to be recognized in the income statement based on their fair values.  The pro forma disclosure will no longer be an alternative.  This revised standard will be effective for the Company in the first quarter of 2006.

Note B — Comprehensive Income

The Company has not included a statement of comprehensive income in the accompanying consolidated financial statements as the Company does not have any other comprehensive income adjustments.

Note C — Deferred Income Taxes

As of March 31, 2005 and December 31, 2004, the Company’s net deferred tax asset is comprised of the following:

	March 31	December 31
	2005	2004
	(unaudited)
Deferred tax assets:
Net operating loss carry forward	$24,667	$25,203
Other	2,885	2,677
Gross deferred tax assets	27,552	27,880
Less valuation allowance	(22,646)	(22,646)
Deferred tax assets	$4,906	$5,234
Gross deferred tax liabilities	$—	$—
Net deferred tax asset	$4,906	$5,234

The net operating loss carry forward includes losses generated by PAULA Insurance Company which are available to offset future taxable income of the Company.

Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income in the periods necessary to realize the net deferred tax asset.

Note D — Acquisitions

On February 28, 2005, the Company entered into an agreement to purchase the existing book of business of Integrated Financial (“Integrated”).  Integrated is based in Sacramento, California and specializes in accident and health and financial products.  The ultimate purchase price will be based on revenue earned over the next three years.  The estimated purchase price is $800,000.  Although the purchase agreement was entered into on February 28, 2005, the actual implementation of the transaction was delayed until April 1, 2005.  Therefore, the asset purchase will not be recorded until the second quarter of 2005.  As of March 31, 2005, no payments have been made related to this acquisition.

Note E — Other Matters

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

Overview

The Company’s revenues consist of agency commission and placement fee income, profit sharing income, and service fees. Commission and placement fee income is earned from Pan American Underwriters’ (“Pan Am’s”) insurance sales activity.  Associated premiums are primarily billed directly by the insurance carrier.  However, in certain instances, Pan Am will invoice the customer and remit the premium, less commission, to the insurance carrier.  The Company focuses its sales efforts on agribusiness and rural markets in California and Arizona.  Profit sharing income is related to profit sharing arrangements with insurance carriers.  Service fees are primarily received for the performance of services related to loss control and claims advocacy.

The Company’s expenses consist of salaries and related expenses, interest expense, amortization of intangibles and other general and administrative expenses.

Results of Operations for the Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004:

Commission and placement fee income. For the three months ended March 31, 2005 commission and placement fee income decreased 8.2% to $3.5 million compared to $3.8 million for the comparable 2004 period.  The decrease in the first quarter of 2005 is primarily related to a decline in the package line of business.   The package marketplace appears to be entering a “soft market” characterized in part by declines in premium rates charged to policyholders.  As a result, the associated revenue to the agency, which is based on a percentage of premium, also declines.

Profit sharing income. For the three months ended March 31, 2005 profit sharing income increased 55.8% to $2.0 million compared to $1.3 million for the comparable 2004 period.

Profit sharing income fluctuates from year to year based on the profitability of the underlying business and external market conditions which can result in changes to profit sharing programs offered by insurance carriers.

Historically, the Company has earned a large portion of its profit sharing income on business placed with the California State Compensation Insurance Fund (“SCIF”).  In the first quarter of 2005, SCIF represented approximately 60% of the Company’s profit sharing income compared to 40% in the first quarter of 2004. In policy year 2005, SCIF is eliminating its profit share arrangements.

Service fees.  For the three months ended March 31, 2005 service fee income increased 99.0% to $191,000 from $96,000 for the comparable 2004 period.  The Company receives fees related to providing loss control for a Bermuda insurance captive.  The volume of business placed with this market has increased, resulting in a corresponding increase in the associated fees.

Salaries and related expenses.  For the three months ended March 31, 2005 salaries and employee benefits increased 11.4% to $3.0 million from $2.7 million for the comparable 2004 period.  The increase is due to the restructure of executive compensation in 2004.  Prior to the impact of executive compensation, which is discussed below, for the three months ended March 31, 2005 salaries and employee benefits decreased 8.3% to $2.5 million from $2.7 million for the comparable 2004 period.  The decrease is largely due to staff reductions.  Salaries and related expenses excluding the executive compensation bonus accrual discussed below was 43% of total revenues for the first three months of 2005 compared to 52% for the first three months of 2004.

In 2004, the Company restructured its executive compensation program.  The restructure was discussed in detail in the Company’s proxy statement for its 2004 Annual Meeting, where approval to increase the number of shares available for grant under the Company’s stock incentive plan was received.  The compensation for the Company’s Chief Executive Officer, Jeffrey A. Snider, was restructured such that a larger portion of his compensation is equity denominated.  Mr. Snider is only eligible for a cash bonus to the extent the Company’s operating results over-deliver on certain pre-determined profitability goals. To wit, Mr. Snider did not receive any cash bonus for the 2004 operating results.

The operating results in the first quarter of 2005 suggest that the Company is on track to exceed the established profitability goals for the current period.  While the ultimate validation of the cash bonus for Mr. Snider will not be determined until the year end results are finalized, an accrual has been established relative to the first quarter operating results.  Consistent with the restructured executive compensation plan approved by the Board of Directors in 2004, the Company will adjust, up or down, the associated bonus accrual based on operating results as the year progresses.

Interest expense.  For the three months ended March 31, 2005 interest expense decreased 25.9% to $20,000 from $27,000 for the comparable 2004 period.  The decrease is due to the decline in the outstanding balance of the related note payable.

Other expenses.  For the three months ended March 31, 2005 and 2004 other expenses declined $58,000.

Income tax expense.  Income tax expense for the three months ended March 31, 2005 was $459,000 compared to $302,000 for the comparable 2004 period.  The effective combined income tax rates for the three months ended March 31, 2005 and 2004 were 41.0% and 35.1%, respectively.  The differences between the applicable Federal tax rate and the effective tax rates is primarily due to the impact of state taxes.

Net income.  Net income increased 18.5% to $661,000 for the three months ended March 31, 2005 from $558,000 for the comparable 2004 period.  The increase is due to the factors discussed above.

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

On November 1, 2003, the Company refinanced its outstanding bank debt with a $1,800,000 reducing revolving line of credit (the “Line of Credit”) with US Bank (the “Lender”).  The line of credit matures on October 31, 2005.  As of March 31, 2005, PAULA Financial was in compliance with all of the covenants.  Balances outstanding under the Line of Credit bear interest at the prime rate plus 1.0%.  As of April 21, 2005, the interest rate was 6.75%.  PAULA Financial’s subsidiaries have guaranteed the obligations of PAULA Financial under the Line of Credit.  Additionally, the Lender has a security interest in the assets of the Company.

The Company’s Board of Directors had previously approved a 1,000,000 share repurchase program.  On February 20, 2003, the Board of Directors authorized an additional 2,000,000 shares for the share repurchase program.   As of March 31, 2005, the Company held 924,734 shares in treasury stock.

On May 28, 2004, the Company announced the reinstatement of a quarterly cash dividend in the amount of $0.015 per common share.  The first quarter 2005 dividend was paid to holders of record as of March 17, 2005 and was distributed on March 31, 2005.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Forward-Looking Statements

In connection with, and because it desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers to recognize the existence of certain forward-looking statements in this Form 10-QSB and in any other statement made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission.  Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments.  Some forward-looking statements may be identified by the use of terms such as

“expects,” “believes,” “anticipates,” “intends,” or “judgment.” Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties, many of which are beyond the Company’s control and many of which, with respect to future business decisions, are subject to change.  Examples of such uncertainties and contingencies include, among other important factors, those affecting the insurance industry in general, such as the economic and interest rate environment, legislative and regulatory developments and market pricing and competitive trends, and those relating specifically to the Company and its businesses, such as the level of commission revenue and fee income, and acquisitions of companies or blocks of business.  These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward-looking statements.

Item 3.  Controls and Procedures

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

Item 6.  Exhibits and Reports on Form 8-K:

(a)	Exhibits.

11.	Computation of Earnings Per Share.

31.1	Rule 13a -14a /15d -14a Certification of Chief Executive Officer.

31.2	Rule 13a -14a /15d -14a Certification of Chief Financial Officer.

32.1	Section 1350 Certifications of Chief Executive Officer.

32.2	Section 1350 Certifications of Chief Financial Officer.

(b)	Reports on Form 8-K.

On March 4, 2005, the Company filed a Form 8-K related to the press release announcing a cash dividend declaration.

On April 5, 2005, the Company filed a Form 8-K related to the press release announcing operating results for the year ended December 31, 2004.

SIGNATURES

In accordance with the requirements of the Exchange, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 16, 2005	PAULA FINANCIAL

	By:	/s/ Deborah S. Maddocks
Vice President - Finance