Form 10QSB
period 2005-06-30
PAULA FINANCIAL
filed 2005-08-12
CIK 929031

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-QSB

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

Yes  ☒  No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  Number of shares of Common Stock, $.01 par value, outstanding as of close of business on August 10, 2005:  6,339,545 shares.

Transitional Small Business Disclosure Format (check one):

Yes  ☒   No  ☐

PAULA FINANCIAL

PART I                               FINANCIAL INFORMATION

Item 1.                                   Financial Statements

PAULA FINANCIAL AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 30,	December 31,
	2005	2004
	(Unaudited)	(*)
Assets
Current Assets:
Cash (restricted: 2005, $1,638; 2004, $1,844)	$3,170	$3,241
Investments, available-for-sale (cost: 2005, $1,110)	1,062	—
Accounts receivable, net of allowance for uncollectible accounts (2005 and 2004, $80)	3,173	3,142
Commissions receivable	2,360	2,155
Income tax receivable	—	15
Other receivables	45	20
Deferred income taxes	1,892	1,769
Other assets	162	188
	11,864	10,530
Non-Current Assets:
Property and equipment, net	556	278
Investment in related party, at cost	703	703
Goodwill, net	2,124	2,017
Other amortizable intangible assets, net	1,944	1,574
Deferred income taxes	2,878	3,465
Other assets	172	170
	$20,241	$18,737
Liabilities and Stockholders’ Equity
Current Liabilities:
Due to underwriters and assureds	$4,667	$4,800
Accounts payable and accrued expenses	472	395
Employment related accruals	801	478
Acquisition related accruals	701	772
Income taxes payable	124	—
Notes payable to bank	—	1,276
	6,765	7,721
Non-Current Liabilities:
Accounts payable and accrued expenses	218	—
Acquisition related accruals	1,096	752
Notes payable to bank	1,176	—
	$9,255	$8,473
Stockholders’ Equity:
Preferred stock, $0.01 par value. (Authorized 4,058,823 shares, none issued and outstanding)	$—	$—
Common stock, $0.01 par value (Authorized 15,000,000 shares, issued: 7,290,879 and 7,270,879 shares in 2005 and 2004, respectively)	73	73
Additional paid-in-capital	14,146	14,137
Accumulated earnings, after January 1, 2003	2,839	2,095
Accumulated other comprehensive loss	(32)	—
Unearned compensation	(22)	(60)
Employee loans for stock purchase	(23)	(23)
Treasury stock, at cost (946,398 and 924,734 shares in 2005 and 2004, respectively)	(5,995)	(5,958)
	$10,986	$10,264
	$20,241	$18,737

* Derived from audited financial statements.

See notes to condensed consolidated financial statements.

PAULA FINANCIAL AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Income:
Commissions and placement fees	$3,818	$4,498	$7,272	$8,262
Profit sharing income	23	19	2,014	1,297
Service fees	244	131	435	227
Other income	29	6	44	20
	4,114	4,654	9,765	9,806

Operating Expenses:
Salaries and related expenses	2,028	2,547	5,006	5,221
Interest expense	21	19	41	46
Amortization expense	181	148	328	294
Other expenses	1,410	1,559	2,797	3,004
	3,640	4,273	8,172	8,565

Income from operations before income taxes	474	381	1,593	1,241
Income tax expense	201	166	659	468
Net income	$273	$215	$934	$773

Earnings per share - basic	$0.04	$0.03	$0.14	$0.12
Weighted average shares outstanding	6,581,618	6,442,146	6,587,050	6,441,198

Earnings per share - assuming dilution	$0.04	$0.03	$0.14	$0.11
Weighted average shares outstanding - assuming dilution	6,794,585	6,766,115	6,805,335	6,756,392

Dividends declared per common share	$0.015	$0.015	$0.03	$0.015

See notes to condensed consolidated financial statements.

PAULA FINANCIAL AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

	Six Months Ended June 30,
	2005	2004
	(Unaudited)

Net income	$934	$773

Other comprehensive loss:
Net unrealized holding losses arising during period (tax impact: 2005: $17)	(32)	—

Comprehensive income	$902	$773

See notes to condensed consolidated financial statements.

PAULA FINANCIAL AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended June 30,
	2005	2004
	(Unaudited)
Cash flows from operating activities:
Net income	$934	$773

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	83	66
Amortization	328	294
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(246)	1,335
Decrease in deferred income taxes	480	416
Increase (decrease) in accounts payable and accrued expenses	355	(1,003)
Decrease in unearned compensation	38	31
Other, net	8	68
Net cash provided by operating activities	1,980	1,980

Cash flows from investing activities:
Purchase of property and equipment	(84)	(106)
Cash paid for investments acquired	(1,110)	—
Purchase of book of business	(531)	(314)
Net cash used in investing activities	(1,725)	(420)

Cash flows from financing activities:
Payments on line of credit	(100)	(200)
Dividends paid	(190)	(93)
Repurchase of common stock	(36)	—
Payments received on employee loans for stock purchase	—	13
Net cash used in financing activities	(326)	(280)

Net increase (decrease) in cash and invested cash	(71)	1,280
Cash and invested cash at beginning of period	3,241	3,110
Cash and invested cash at end of period	$3,170	$4,390

See notes to condensed consolidated financial statements.

PAULA FINANCIAL AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended June 30, 2005 (Unaudited)

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

In 2005, the Company made investments in certain marketable securities.  These securities are classified as available for sale and are reflected at estimated fair value with unrealized gains and losses record as a separate component of stockholders’ equity, net of related deferred income taxes.  Investments in which the decline in market value is deemed other than temporary are reduced to the estimated realizable value through a charge to income.

The Company’s operating results tend to be cyclical. Consequently, operating results for the six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure, an amendment of SFAS 123”.  Among other provisions, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements.  For the six months ended June 30, 2005, the differences between the as reported net income and income per share amounts and the related pro forma amounts are not material to the consolidated financial statements.  On December 16, 2004, SFAS 123 was revised to require all share based payments to employees to be recognized in the income statement based on their fair values.  The pro forma disclosure will no longer be an alternative.  This revised standard will be effective for the Company in the first quarter of 2006.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” which replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections.  It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of 2006. The Company currently does not expect it to have a material impact on the Company’s consolidated financial statements.

Note B – Deferred Income Taxes

As of June 30, 2005 and December 31, 2004, the Company’s net deferred tax asset is comprised of the following:

	June 30	December 31
	2005	2004
	(unaudited)
Deferred tax assets:
Net operating loss carry forward	$24,575	$25,203
Other	2,841	2,677
Gross deferred tax assets	27,416	27,880
Less valuation allowance	(22,646)	(22,646)
Deferred tax assets	$4,770	$5,234
Gross deferred tax liabilities	$—	$—
Net deferred tax asset	$4,770	$5,234

The net operating loss carry forward includes losses generated by PAULA Insurance Company which are available to offset future taxable income of the Company.

Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income in the periods necessary to realize the net deferred tax asset.

Note C – Acquisitions

On February 28, 2005, the Company entered into an agreement to purchase the existing book of business of Integrated Financial (“Integrated”).  Integrated is based in Sacramento, California and specializes in accident and health and financial products.  Although the purchase agreement was entered into on February 28, 2005, the actual effective date of the transaction was delayed until April 1, 2005.  Therefore, the asset purchase was recorded in the second quarter of 2005.  The estimated purchase price is $804.  Of the total purchase price, $697 has been allocated to other amortizable intangible assets, with the remaining $107 allocated to goodwill.  Other amortizable intangible assets relate to expiration lists and covenants not to compete.  As of June 30, 2005, $163 has been paid related to this acquisition.  The remaining obligation of $641 will be paid over the next five years.  The purchase price for Integrated is subject to adjustment based on revenue earned over the next three years.  Consequently, the purchase price will not be finalized until the second quarter of 2008.

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

Results of Operations for the Three Months and Six Months Ended June 30, 2005 Compared to the Three Months and Six Months Ended June 30, 2004:

Commission and placement fee income. For the three months ended June 30, 2005 commission and placement fee income decreased 15.1% to $3.8 million compared to $4.5 million for the comparable 2004 period.  For the six months ended June 30, 2005, commission and placement fee income decreased 12.0% to $7.3 million compared to $8.3 million for the comparable 2004 period.  The decrease in the 2005 is primarily related to a decline in the package and workers’ compensation lines of business.  The property and casualty insurance marketplace appears to be entering a “soft market” characterized in part by declines in premium rates charged to policyholders.  As a result, the associated revenue to the agency, which is based on a percentage of premium, also declines.

These market dynamics are not new and they are not unique to the Company.  In fact, the Company has been taking steps for several quarters now to better position itself for the inevitable market softening.  First, as discussed more fully below, the Company restructured its executive compensation program in early 2004.  Additionally, throughout 2004 and continuing in 2005, the Company has been proactively pulling expenses out of its operating model.  As a result, excluding the impact of executive compensation accruals, the Company’s expenses are down over $0.6 million during the first six months of 2005 as compared to the comparable 2004 period.  Finally, the Company is actively taking advantage of the other feature of a “soft market”, more capacity on the underwriting side, to depopulate its inventory of California State Compensation Insurance Fund (“SCIF”) business.  Currently SCIF’s maximum commission rate is 5.5% while other carriers are paying upwards of 8%.

Profit sharing income. For the three months ended June 30, 2005 profit sharing income increased 21.1% to $23,000 compared to $19,000 for the comparable 2004 period. For the six months ended June 30, 2005 profit sharing income increased 55.3% to $2.0 million compared to $1.3 million for the comparable 2004 period.  Profit sharing income fluctuates from year to year based on the profitability of the underlying business and external market conditions which can result in changes to profit sharing programs offered by insurance carriers.

Historically, the Company has earned a large portion of its profit sharing income on business placed with SCIF.  In the first half of 2005, SCIF represented approximately 60% of the Company’s profit sharing income compared to 40% in the first half of 2004.  In policy year 2005, SCIF has eliminated its profit share arrangements.

Service fees.  For the three months ended June 30, 2005 service fee income increased 86.3% to $244,000 from $131,000 for the comparable 2004 period.  For the six months ended June 30, 2005 service fee income increased 91.6% to $435,000 from $227,000 for the comparable 2004 period.  The Company receives fees related to providing loss control for a Bermuda insurance captive.  The volume of business placed with this market has increased, resulting in a corresponding increase in the associated fees.

Salaries and related expenses.  For the three months ended June 30, 2005 salaries and employee benefits decreased 20.4% to $2.0 million from $2.5 million for the comparable 2004 period.  For the six months ended June 30, 2005 salaries and employee benefits decreased 4.1% to $5.0 million from $5.2 million for the comparable 2004 period.  The decrease is largely due to staff reductions offset by the restructure of executive compensation in 2004.  Prior to the impact of executive compensation, which is discussed below, for the six months ended June 30, 2005 salaries and employee benefits decreased 8.4% to $4.8 million from $5.2 million for the comparable 2004 period.  The decrease is largely due to staff reductions.  Salaries and related expenses excluding the executive compensation bonus accrual discussed below was 49% of total revenues for the first six months of 2005 compared to 53% for the first six months of 2004.

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

The operating results in the first half of 2005 suggest that the Company is on track to exceed the established profitability goals for the current period.  While the ultimate validation of the cash bonus for Mr. Snider will not be determined until the year end results are finalized, an accrual has been established relative to the first six months operating results.  Consistent with the restructured executive compensation plan approved by the Board of Directors in 2004, the Company will adjust, up or down, the associated bonus accrual based on operating results as the year progresses.

Other expenses.  For the three months ended June 30, 2005 other expenses decreased 9.6% or $149,000 from the comparable 2004 period.  For the six months ended June 30, 2005 other expenses decreased 6.9% or $207,000 from the comparable 2004 period.  As discussed above, the decline in 2005 is due to a concerted effort on the part of management to pull expenses out of the Company’s operating model.

Income tax expense.  Income tax expense for the three months ended June 30, 2005 was $201,000 compared to $166,000 for the comparable 2004 period.  Income tax expense for the six months ended June 30, 2005 was $659,000 compared to $468,000 for the comparable 2004 period.  The effective combined income tax rates for the six months ended June 30, 2005 and 2004 were 41.4% and 37.7%, respectively.  The differences between the applicable Federal tax rate and the effective tax rates is primarily due to the impact of state taxes.

Net income.  Net income increased 27.0% to $273,000 for the three months ended June 30, 2005 from $215,000 for the comparable 2004 period.  Net income increased 20.8% to $934,000 for the six months ended June 30, 2005 from $773,000 for the comparable 2004 period.  The increase is due to the factors discussed above.

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

On November 1, 2003, the Company refinanced its outstanding bank debt with a $1,800,000 reducing revolving line of credit (the “Line of Credit”) with US Bank (the “Lender”).  The line of credit currently has a total available line of $1,400,000 of which $1,176,000 is outstanding.  In August 2005, the Line of Credit with the Lender was amended to extend the maturity date to November 1, 2006.  Certain covenant terms were also modified. All other terms under the original arrangement are unchanged.  PAULA Financial is in compliance with all of the covenants.  Balances outstanding under the Line of Credit bear interest at the prime rate plus 1.0%.  As of June 30, 2005, the interest rate was 7.0%.  PAULA Financial’s subsidiaries have guaranteed the obligations of PAULA Financial under the Line of Credit.  Additionally, the Lender has a security interest in the assets of the Company.

The Company’s Board of Directors had previously approved a 1,000,000 share repurchase program.  On February 20, 2003, the Board of Directors authorized an additional 2,000,000 shares for the share repurchase program.  As of June 30, 2005, the Company held 946,398 shares in treasury stock.

On May 28, 2004, the Company announced the reinstatement of a quarterly cash dividend in the amount of $0.015 per common share.  The second quarter 2005 dividend was paid to holders of record as of June 8, 2005 and was distributed on June 28, 2005.

As previously disclosed in the Company’s filings with the Securities and Exchange Commission, in May 2004, the Company received a demand for payment from Reliance Insurance Company in Liquidation in the amount of $1.9 million related to amounts due under a guarantee issued by

PAULA Financial on behalf of Montlake Insurance Holdings, LLC.  The Company replied to the demand in a letter dated August 13, 2004 stating that the Company believes the obligations subject to the guarantee were previously discharged.  As it has been a year since the reply and the Company has received no response, the Company has determined to make no further reporting on this matter prospectively unless there is a material new development.

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

PART II.  OTHER INFORMATION

Item 4:  Submission of Matters to a Vote of Security Holders

The Company held its 2005 Annual Meeting of Stockholders on Wednesday, May 25, 2005 for the purpose of voting on the election of directors to hold office until the 2008 Annual Meeting of Stockholders, and thereafter until a successor is elected and qualified. At the meeting, two directors were elected.

The following table indicates the number of shares voted on each director:

	For	Abstain
Joel W. Geddes, Jr.	5,525,105	61,267
Jerry M. Miller	5,479,299	107,073

The term of office of each of the following directors continued after the meeting held May 25, 2005.  They are Jeffrey A. Snider, James G. Parker, III and Robert Anderson.

Item 5:  Other Information.

Effective September 1, 2005, Mr. Jerry M. Miller is retiring from PAULA Financial’s Board of Directors.

Effective July 18, 2005, the Board of Directors increased the number of directors from five to six, and Mr. Harold Sandstrom and Mr. Lawrence A. Hayes were elected to the Company’s Board of Directors.  Additionally, Mr. Sandstrom was appointed to fill the role of Chairman of the Audit Committee.

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

On June 16, 2005, the Company filed a Form 8-K related to a change in the Company’s Certifying Accountant which was amended on June 20, 2005.

On August 9, 2005, the Company filed a Form 8-K related to the appointment of a new Certifying Accountant.

SIGNATURES

In accordance with the requirements of the Exchange, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 12, 2005	PAULA FINANCIAL

By:	/s/ Deborah S. Maddocks
Vice President - Finance