Form 10QSB
period 2005-09-30
PAULA FINANCIAL
filed 2005-11-14
CIK 929031

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

                                        (Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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
Yes X No ___

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Number of shares of Common Stock, $.01 par value, outstanding as of close of business on November 9, 2005: 6,464,545 shares.

Transitional Small Business Disclosure Format (check one):
Yes X No ___

PAULA FINANCIAL

PART I.    FINANCIAL INFORMATION
Item 1.  Financial Statements

PAULA FINANCIAL AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	September 30,	December 31,
Assets	2005	2004
	(Unaudited)	(*)
Current Assets:
Cash (restricted: 2005, $1,946; 2004, $1,844)	$4,626	$3,241
Investments, available-for-sale (cost: 2005, $1,126 )	1,080	-
Accounts receivable, net of allowance for uncollectible accounts (2005, $130 and 2004, $80)	2,689	3,142
Commissions receivable	2,186	2,155
Income tax receivable	-	15
Other receivables	73	20
Deferred income taxes	1,989	1,769
Other assets	213	188
	12,856	10,530
Non-Current Assets:
Property and equipment, net	573	278
Investment in related party, at cost	703	703
Goodwill, net	2,124	2,017
Other amortizable intangible assets, net	1,763	1,574
Deferred income taxes	2,653	3,465
Other assets	171	170
	$20,843	$18,737
Liabilities and Stockholders’ Equity
Current Liabilities:
Due to underwriters and assureds	$5,333	$4,800
Accounts payable and accrued expenses	512	395
Employment related accruals	1,007	478
Acquisition related accruals	654	772
Income taxes payable	131	-
Notes payable to bank	-	1,276
	7,637	7,721
Non-Current Liabilities:
Accounts payable and accrued expenses	198	-
Acquisition related accruals	784	752
Notes payable to bank	976	-
	$9,595	$8,473
Stockholders’ Equity:
Preferred stock, $0.01 par value. (Authorized 4,058,823 shares, none issued and outstanding)	$-	$-
Common stock, $0.01 par value (Authorized 15,000,000 shares, issued 7,455,879 and 7,270,879 shares in 2005 and 2004, respectively)	75	73
Additional paid-in-capital	14,353	14,137
Accumulated earnings, after January 1, 2003	2,958	2,095
Accumulated other comprehensive loss	(31)	-
Unearned compensation	(11)	(60)
Employee loans for stock purchase	(23)	(23)
Treasury stock, at cost (991,334 and 924,734 shares in 2005 and 2004, respectively)	(6,073)	(5,958)
	$11,248	$10,264
	$20,843	$18,737
* Derived from audited financial statements.

See notes to condensed consolidated financial statements.

PAULA FINANCIAL AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Income:
Commissions and placement fees	$3,648	$3,690	$10,920	$11,951
Profit sharing income	473	448	2,487	1,746
Service fees	166	476	601	703
Other income	63	1	107	21
	4,350	4,615	14,115	14,421

Operating Expenses:
Salaries and related expenses	2,418	2,552	7,424	7,773
Interest expense	20	20	61	66
Amortization expense	181	145	509	439
Other expenses	1,359	1,578	4,156	4,582
	3,978	4,295	12,150	12,860

Income from operations before income taxes	372	320	1,965	1,561
Income tax expense	154	178	813	646
Net income	$218	$142	$1,152	$915

Earnings per share - basic	$0.03	$0.02	$0.18	$0.14
Weighted average shares outstanding	6,586,340	6,491,188	6,504,138	6,458,216

Earnings per share - assuming dilution	$0.03	$0.02	$0.17	$0.14
Weighted average shares outstanding - assuming dilution	6,776,317	6,810,950	6,691,426	6,746,049

Dividends declared per common share	$0.015	$0.015	$0.045	$0.030

See notes to condensed consolidated financial statements.

PAULA FINANCIAL AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In thousands)

	Nine Months Ended September 30,
	2005	2004
	(Unaudited)

Net income	$1,152	$915

Other comprehensive loss:
Net unrealized holding losses arising during period (tax impact: 2005: $16)	(31)	-

Comprehensive income	$1,121	$915

See notes to condensed consolidated financial statements.

PAULA FINANCIAL AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2005	2004
	(Unaudited)
Cash flows from operating activities:
Net income	$1,152	$915

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	133	101
Amortization	509	439
Gain on sale of property and equipment	(29)	-
Changes in operating assets and liabilities:
Decrease in receivables	384	41
Decrease in deferred income taxes	608	476
Increase (decrease) in accounts payable and accrued expenses	1,280	(245)
Decrease in unearned compensation	49	44
Other, net	(40)	125
Net cash provided by operating activities	4,046	1,896

Cash flows from investing activities:
Purchase of property and equipment	(158)	(141)
Sale of property and equipment	8	-
Purchase of investments	(1,127)	-
Purchase of book of business	(700)	(482)
Net cash used in investing activities	(1,977)	(623)

Cash flows from financing activities:
Payments on line of credit	(300)	(300)
Dividends paid	(288)	(188)
Exercise of stock options	18	-
Repurchase of common stock	(114)	-
Change in employee loans for stock purchase	-	13
Net cash used in financing activities	(684)	(475)

Net increase in cash and invested cash	1,385	798
Cash and invested cash at beginning of period	3,241	3,110
Cash and invested cash at end of period	$4,626	$3,908

Supplemental disclosure of non-cash investing activity:
Issuance of common stock in conjunction with purchase of book of business	$191	$122

See notes to condensed consolidated financial statements.

PAULA FINANCIAL AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2005 (Unaudited)

Note A - Basis of Presentation

PAULA Financial and subsidiaries (the “Company”) is a California-based specialty distributor of commercial insurance products. The Company’s agency operations place a full array of commercial insurance products for their customers.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normally occurring accruals, considered necessary for a fair presentation have been included.

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

Stock options to purchase 700,000 shares that were outstanding as of September 30, 2005 were not included in the computation of earnings per share for the three and nine months ended September 30, 2005 as inclusion of such shares would be antidilutive.

The Company’s operating results tend to be cyclical. Consequently, operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 148, “Accounting for Stock Based Compensation - Transition and Disclosure, an amendment of SFAS 123”. Among other provisions, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. For the nine months ended September 30, 2005, the differences between the as reported net income and income per share amounts and the related pro forma amounts are not material to the consolidated financial statements.

On December 16, 2004, SFAS 123 was revised to require all share based payments to employees to be recognized in the income statement based on their fair values. The pro forma disclosure will no longer be an alternative. This revised standard will be effective for the Company in the first quarter of 2006.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of 2006. The Company currently does not expect it to have a material impact on the Company’s consolidated financial statements.

Note B - Deferred Income Taxes

As of September 30, 2005 and December 31, 2004, the Company’s net deferred tax asset is comprised of the following:

	September 30	December 31
	2005	2004
	(unaudited)
Deferred tax assets:
Net operating loss carry forward	$24,338	$25,203
Other	2,950	2,677
Gross deferred tax assets	27,288	27,880
Less valuation allowance	(22,646)	(22,646)
Deferred tax assets	$4,642	$5,234
Gross deferred tax liabilities	$-	$-
Net deferred tax asset	$4,642	$5,234

The net operating loss carry forward includes losses generated by PAULA Insurance Company which are available to offset future taxable income of the Company.

Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income in the periods necessary to realize the net deferred tax asset.

Note C - Acquisitions

On February 28, 2005, the Company entered into an agreement to purchase the existing book of business of Integrated Financial (“Integrated”). Integrated is based in Sacramento, California and specializes in accident and health and financial products. Although the purchase agreement was entered into on February 28, 2005, the actual effective date of the transaction was delayed until April 1, 2005. Therefore, the asset purchase was recorded in the second quarter of 2005. The estimated purchase price is $804. Of the total purchase price, $697 has been allocated to other amortizable intangible assets, with the remaining $107 allocated to goodwill. Other amortizable intangible assets relate to expiration lists and covenants not to compete. As of September 30, 2005, $181 has been paid related to this acquisition. The remaining obligation of $623 will be paid over the next five years. The purchase price for Integrated is subject to adjustment based on revenue earned over the next three years. Consequently, the purchase price will not be finalized until the second quarter of 2008.

Note D - Change in Stockholders’ Equity

In the third quarter of 2005, options to purchase 40,000 shares of common stock at $0.46 per share were exercised. Additionally, in conjunction with the terms of an asset purchase agreement, the Company issued 125,000 shares of common stock and reduced the associated liability by $191,000.

Note E - Other Matters

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

The Company replied to the demand in a letter dated August 13, 2004 disputing any amount due to Reliance in Liquidation. On October 19, 2005, the Company received a response from Reliance in Liquidation. The correspondence, dated October 17, 2005, reduces the demand related to unpaid deductibles from $1.9 million to $40,000. However, a new demand, in the amount of $3.0 million is asserted related to retrospective premium adjustments on the same policy. The Company is in the process of preparing its response.

The Company believes there are good and meritorious arguments that the demand does not represent an obligation of the Company. The Company believes, among other defenses, that the obligation subject to the guarantee was previously discharged.

PART I.    FINANCIAL INFORMATION

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

Results of Operations for the Three Months and Nine Months Ended September 30, 2005 Compared to the Three Months and Nine Months Ended September 30, 2004:

Commission and placement fee income. Commission and placement fee income for the three months ended September 30, 2005 of $3.6 million were consistent with the comparable 2004 period of $3.7 million. For the nine months ended September 30, 2005, commission and placement fee income decreased 8.6% to $10.9 million compared to $12.0 million for the comparable 2004 period. The decrease in 2005 is primarily related to a decline in the package and workers’ compensation lines of business. In previous filings we have discussed extensively the downward pressure on premium and commission rates on these lines. New business activity is beginning to mitigate these trends as evidenced by the 2005 third quarter results as compared to the comparable 2004 period.

Profit sharing income. For the three months ended September 30, 2005 profit sharing income increased 5.6% to $473,000 compared to $448,000 for the comparable 2004 period. For the nine months ended September 30, 2005 profit sharing income increased 42.4% to $2.5 million compared to $1.7 million for the comparable 2004 period. Profit sharing income fluctuates from year to year based on the profitability of the underlying business and external market conditions which can result in changes to profit sharing programs offered by insurance carriers.

Service fees. For the three months ended September 30, 2005 service fee income decreased 65.1% to $166,000 from $476,000 for the comparable 2004 period. For the nine months ended September 30, 2005 service fee income decreased 14.5% to $601,000 from $703,000 for the comparable 2004 period. In the third quarter of 2005, the Company completed its exit from the third party administration business. This has reduced the amount of fees associated with third party administration along with the associated reductions of expenses.

Salaries and related expenses. For the three months ended September 30, 2005 salaries and employee benefits decreased 5.3% to $2.4 million from $2.6 million for the comparable 2004 period. For the nine months ended September 30, 2005 salaries and employee benefits decreased 4.5% to $7.4 million from $7.8 million for the comparable 2004 period. The decrease is largely due to staff reductions offset by the restructure of executive compensation in 2004. Prior to the impact of executive compensation, which is discussed below, for the nine months ended September 30, 2005 salaries and employee benefits decreased 8.7% to $7.1 million from $7.8 million for the comparable 2004 period. The decrease is largely due to staff reductions. Salaries and related expenses excluding the executive compensation bonus accrual discussed below was 50.3% of total revenues for the first nine months of 2005 compared to 53.9% for the first nine months of 2004.

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

The operating results in the first nine months of 2005 suggest that the Company is on track to exceed the established profitability goals for the current period. While the ultimate validation of the cash bonus for Mr. Snider will not be determined until the year end results are finalized, an accrual has been established relative to the first nine months operating results. Consistent with the restructured executive compensation plan approved by the Board of Directors in 2004, the Company will adjust, up or down, the associated bonus accrual based on the full year operating results .

Other expenses. For the three months ended September 30, 2005 other expenses decreased 13.9% or $219,000 from the comparable 2004 period. For the nine months ended September 30, 2005 other expenses decreased 9.3% or $426,000 from the comparable 2004 period. The decline in 2005 is due to a concerted effort on the part of management to reduce expenses.

Income tax expense. Income tax expense for the three months ended September 30, 2005 was $154,000 compared to $178,000 for the comparable 2004 period. Income tax expense for the nine months ended September 30, 2005 was $813,000 compared to $646,000 for the comparable 2004 period. The effective combined income tax rates for the nine months ended September 30, 2005 and 2004 were 41.4% and 41.4%, respectively. The differences between the applicable Federal tax rate and the effective tax rates is primarily due to the impact of state taxes.

Net income. Net income increased 53.5% to $218,000 for the three months ended September 30, 2005 from $142,000 for the comparable 2004 period. Net income increased 25.9% to $1.2 million for the nine months ended September 30, 2005 from $915,000 for the comparable 2004 period. The increase is due to the factors discussed above.

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

On November 1, 2003, the Company refinanced its outstanding bank debt with a $1,800,000 reducing revolving line of credit (the “Line of Credit”) with US Bank (the “Lender”). The line of credit currently has a total available line of $1,400,000 of which $976,000 is outstanding. In August 2005, the Line of Credit with the Lender was amended to extend the maturity date to November 1, 2006. While the Company has been making quarterly payments to pay down the outstanding balance, the terms of the Line of Credit do not require any principal payment prior to maturity. Consequently, the entire outstanding balance has been classified as non-current in the accompanying condensed consolidated balance sheet. Certain covenant terms were also modified. All other terms under the original arrangement are unchanged. PAULA Financial is in compliance with all of the covenants. Balances outstanding under the Line of Credit bear interest at the prime rate plus 1.0%. As of September 30, 2005, the interest rate was 7.75%. PAULA Financial's subsidiaries have guaranteed the obligations of PAULA Financial under the Line of Credit. Additionally, the Lender has a security interest in the assets of the Company.

The Company’s Board of Directors had previously approved a 1,000,000 share repurchase program. On February 20, 2003, the Board of Directors authorized an additional 2,000,000 shares for the share repurchase program. As of September 30, 2005, the Company held 991,334 shares in treasury stock.

On May 28, 2004, the Company announced the reinstatement of a quarterly cash dividend in the amount of $0.015 per common share. The third quarter 2005 dividend was paid to holders of record as of September 8, 2005 and was distributed on September 28, 2005.

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Vice President Finance have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report. Based on this evaluation, such officers have concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report were effective for ensuring that information required to be disclosed in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported in a timely manner. There have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls.

PART II.     OTHER INFORMATION

Item 2.     Changes in Securities and Small Business Issuer Purchases of Equity Securities.

In the third quarter of 2005, the Company repurchased 44,936 shares of its common stock at a total cost of $78,000. Total shares of 44,236 were purchased in July 2005 at a cost of $77,000 with the remainder purchased in August 2005.

Item 5.     Other Information.

The Company is in the process of restructuring the composition of its Board of Directors (the “Board”). As previously disclosed in the June 30, 2005 Form 10-QSB, Mr. Harold Sandstrom and Mr. Lawrence A. Hayes were elected to the Board effective July 18, 2005 and Mr. Jerry M. Miller retired from the Board effective September 1, 2005.

Additionally, effective September 1, 2005, Mr. Joel W. Geddes, Jr. resigned as a director of the Company and effective September 30, 2005, Mr. Robert Anderson resigned as a director of the Company. Neither resignation was a result of any disagreement with the Board or Management of the Company on any matter relating to the Company’s operations, policies or practices.

Prior to the most recent resignations, the Board was comprised of six (6) directors, four (4) of which were independent as defined under the National Association of Securities Dealers, Inc. listing standards. Effective with Mr. Anderson’s resignation the Board is comprised of four (4) directors, two (2) of which are independent.

NASDAQ rules require that the majority of the Board be independent. However, the rules provide that if an issuer fails to comply with this requirement due to one vacancy, the issuer shall regain compliance with the requirement by the earlier of its next annual shareholders meeting or one year from the occurrence of the event that caused the failure to comply with this requirement.

On October 12, 2005, the Board decreased the number of directors constituting a full Board from six (6) to five (5). The Company has already begun the process of filling the independent director vacancy and expects to be in compliance with this requirement by the Company’s 2006 annual shareholders meeting.

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

Date: November 14, 2005    PAULA FINANCIAL

By: /s/ Deborah S. Maddocks
Vice President - Finance