Form 10KSB
period 2005-12-31
PAULA FINANCIAL
filed 2006-03-28
CIK 929031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_____________

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes ____ No __X__

(Cover page 1 of 2 pages)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes __X__ No____

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

____

Indicate by check mark if the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

____

Total revenue for the fiscal year ended December 31, 2005 was $18,085,000.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $8,485,000 as of March 15, 2006, based upon the closing sale price on the Nasdaq Small Cap Market reported for such date. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

There were 6,375,045 shares of the registrant’s common stock issued and outstanding as of March 15, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

1.
The information called for by Part III, Items 10, 11, 12, 13 and 14 of this report are incorporated herein from the Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the 2005 year.

2.
A number of the exhibits to this Report called for by Part III, Item 15 are incorporated herein from the Company’s Registration Statement on Form S-1 (Reg. No. 333-33159) filed on August 8, 1997, from Amendment No. 1 thereto, from the Company’s Annual Reports on Form 10-K for the years ending December 31, 2002, 2001, 2000, 1999 and 1998, from the Company’s Quarterly Reports on Form 10-Q for the quarters ending September 30, 1998, March 31, 1999, September 30, 1999 and September 30, 2000 and from the Company’s Form 8-K filed on April 26, 2002.

PART I

Item 1. BUSINESS

The Company

PAULA Financial and subsidiaries (collectively, “the Company”) is a California-based specialty distributor of primarily commercial insurance products and services. The Company’s subsidiaries, Pan American Underwriters, Inc. in California and Pan American Underwriters Insurance Agents and Brokers, Inc. in Arizona (collectively “Pan Am”), place on behalf of its customers a full array of commercial insurance products.

The Company began operations in 1946 as an insurance agency providing employer’s liability, workers' compensation and group medical employee benefits to agribusiness employers and fieldworkers. While the Company has agency operations in Arizona, substantially all of its commission income is generated in the state of California.

In addition to the agency operations, the Company owns Pan Pacific Benefit Administrators (“PPBA”), a third party administration (“TPA”) operation. In the third quarter of 2005, the Company completed its exit from the TPA business.

The Company also owns an agency known as the PAULA Trading Company (“PTC”). The financial operations of the PTC are not material to the Company’s consolidated financial statements.

In the first quarter of 2005, the Company entered into an agreement to purchase the existing book of business of a Sacramento, California based agency that specializes in accident and health and financial products. The estimated purchase price is $0.8 million.

PAULA Financial was incorporated in the state of Delaware on September 23, 1997. Prior to its Delaware incorporation, PAULA Financial was incorporated in California.

Products and Services

Pan Am is an agency with commission income derived from the placement of employee benefits, property and casualty insurance (emphasizing workers’ compensation), crop insurance, and some life and disability insurance products. In 2005, approximately 45% of commission revenue was derived from the workers’ compensation line of business.

Business Strategy

Pan Am has access to market appointments with more than 200 property and casualty carriers and more than 100 life and health carriers, including excess and surplus lines brokers and other wholesale providers. In practice, Pan Am places the majority of its business with 10 markets. Pan Am does not retain any underwriting risk.

The Company believes that there continues to be significant market share growth opportunity in its historical area of focus, agribusiness and rural markets in California. Additionally, the Company believes that there are growth opportunities in market segments not traditionally served by Pan Am.

The sales competency of Pan Am is not limited to workers’ compensation and employee benefit sales, but these two lines predominate. In 2005 these two lines of business accounted for approximately 65% of Pan Am’s total commission revenue. While the Company anticipates that workers’ compensation and employee benefit sales will continue to account for a significant portion of its business, the Company believes that diversifying its revenue mix provides several positives. These positives include improving margins, the potential for mitigating the rate volatility in any single line and the ability to deliver more balanced risk flows to key insurance company markets. To that end, the Company continues to actively pursue merger and acquisition opportunities where the parties bring books of business with competencies that further diversify Pan Am’s revenue mix.

Since 2002, the Company has closed and integrated three agency acquisitions. All three transactions were accretive at or before expectation and post integration had the anticipated impact to the Company’s revenue diversification agenda.

Customers

The Company has served the insurance needs of agribusiness employers since its inception in 1946 and continues to be a high impact player in this segment of the market. In recent years, in addition to diversifying its revenue mix, Pan Am has expanded its industry competencies.

Pan Am places insurance coverage for all size customers - from minimum premium accounts to large, sophisticated customers with multi-state operations.

Pan Am is retained as the Program Manager of a Bermuda based alternative risk workers’ compensation reinsurance facility known as AggCap Insurance, Ltd. (“AggCap”). Pan Am has a carried interest in underwriting gains of the Bermuda facility but has no explicit participation in any underwriting risk with downside potential. The agency assumes no credit risk on behalf of its clients who are also participants in the Bermuda facility.

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

Distribution

Pan Am offers its customers a wide range of insurance products tailored to agribusiness employers' specific risk transfer needs, including fully or partially self-funded structures. Pan Am is a market maker in employee benefit and workers’ compensation products for California agribusiness employers.

The Company operates a decentralized sales model with a modest home office located in Pasadena, California and 11 sales offices in California and 1 in Arizona.

Regulation

Regulatory authorities in the states in which Pan Am conducts business may require individual or company licensing to act as agents, third party administrators, or adjusters. Under the laws of most states, regulatory authorities have relatively broad discretion with respect to granting, renewing and revoking agents’ licenses to transact business in the state.

In certain instances, Pan Am invoices the customer for the full premium amount and remits payment, less commission, to the insurance companies. Pan Am maintains these net premiums due in separate trust accounts, in compliance with insurance regulations. Such cash and invested cash is separately reflected in the Company’s consolidated balance sheets as restricted.

Competition

Agency operations face competition primarily from local agencies in the communities where the agency operations are conducted. On larger accounts, competition also comes from regional and national insurance agents and brokers.

Employees

As of December 31, 2005, the Company employed 86 full-time employees.

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

More specifically, Pan Am does not determine the insurance premiums on which commissions are generally based. These insurance premiums are cyclical in nature and may vary widely based on market conditions. For example, following the failure of several workers’ compensation carriers in the State of California in 2001 and 2002, workers’ compensation premium rates increased dramatically. As a result, the California legislature enacted significant reform legislation in 2004, which has resulted in declining premium rates in recent periods.

The foregoing factors have contributed to significant, industry-wide year-to-year and quarter-to-quarter fluctuations in operating results and net income and could have a material adverse effect on the Company’s business, financial condition and results of operations.

Risks Related to Errors and Omissions Claims

While the Company believes it maintains adequate E&O liability insurance protection, the possibility of an uncovered event has not been precluded. Because Pan Am often assists clients with matters involving substantial amounts of money, errors and omissions claims against the Company may arise which allege potential liability for all or part of the amounts in question. Claimants may seek large damage awards and these claims may involve potentially significant legal costs. Such claims could impact the Company’s ability to obtain E&O insurance in the future in the amounts and with the deductibles and limits it desires. The foregoing factors could adversely affect the Company’s business, financial condition and results of operations. In addition, claims, lawsuits and other proceedings may divert management resources away from operating the business.

Risks Related to Significant Geographic and Industry Concentration

The Company’s current business is concentrated geographically, with approximately 97% of its commission and placement fee income in 2005 coming from California. Adverse economic or other conditions in the Company’s geographic area of operations would have a more severe impact on the Company than on a more diversified company.

In 2005, approximately 45% of Pan Am’s commission and placement fee income is derived from the workers’ compensation line of business. Adverse economic or other conditions in workers’ compensation could have a more severe impact on the Company than on a more diversified company.

Risks Related to Highly Competitive Industry

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

Risks Related to Acquisitions

Historically, the Company has completed acquisitions of books of business and plans to continue to make such acquisitions in the future. The Company’s acquisition activity has significantly contributed to its growth, and the Company believes that similar acquisition activity will be critical to significant future growth. Failure to successfully identify and complete acquisitions will likely result in a more modest growth rate. Moreover, even if the Company is able to identify appropriate acquisition candidates, it may not be able to execute acquisition transactions on favorable terms or integrate such targets following acquisition in a manner which allows the Company to realize the anticipated benefits of such acquisitions.

Risks Related to Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  If the Company's financial resources are insufficient the Company may require additional financing in order to execute its operating plan and continue as a going concern.  The Company cannot predict whether any additional financing will be in the form of equity, debt, or another form. The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all.  In any of these events, the Company may be unable to implement its current plans for acqusitions, repay its debt obligations as they become due or respond to competitive pressures, any of which circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations.  The financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or amounts and reclassification of liabilities that might be necessary, should the Company be unable to continue as a going concern.

Risks Related to Key Employees

The loss of services of either Jeffrey A. Snider, the Company’s Chairman and Chief Executive Officer or Roberts F. Underwood, Pan Am’s President, could adversely affect the Company’s ability to carry out its business plan.

Item 2. PROPERTIES

The Company's principal executive offices, comprised of approximately 7,000 square feet of office space leased through May 2010, are located in Pasadena, California. In addition, the Company maintains 12 field offices in various locations in California and Arizona in leased facilities with various lease terms. Management believes that the Company's facilities are suitable and adequate for their intended uses.

Item 3. LEGAL PROCEEDINGS

Except as discussed below and for ordinary, routine litigation incidental to the Company's business, there are no pending material legal proceedings to which the Company is a party or which any of its properties are subject.

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

The Company replied to the demand in a letter dated August 13, 2004 disputing any amount due to Reliance in Liquidation. On October 19, 2005, the Company received a response from Reliance in Liquidation. The correspondence, dated October 17, 2005, reduces the demand related to unpaid deductibles from $1.9 million to $40,000. However, a new demand, in the amount of $3.0 million is asserted related to retrospective premium adjustments on the same policy. The Company is in the process of preparing its formal response.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company’s Common Stock has traded on the Nasdaq Stock Market under the symbol “PFCO” since the consummation of the Company’s initial public offering of its Common Stock on October 24, 1997. The high and low closing prices of the Common Stock on the Nasdaq Stock Market during 2005 and 2004 were as follows:

	High	Low

First Quarter 2005	2.220	1.790
Second Quarter 2005	2.080	1.520
Third Quarter 2005	2.820	1.600
Fourth Quarter 2005	2.330	1.860

First Quarter 2004	4.350	2.150
Second Quarter 2004	3.890	2.530
Third Quarter 2004	3.700	2.260
Fourth Quarter 2004	2.700	1.960

Holders of Record

As of March 15, 2006, the Common Stock was held by 165 holders of record.

Stock Repurchase Activity

The following summarizes the Company’s stock repurchase activity for the year ended December 31, 2005:

	Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

First Quarter 2005	-	-	-	$4,151,000
Second Quarter 2005	21,664	$1.71	21,664	$3,512,000
Third Quarter 2005	44,936	$1.74	44,936	$3,495,000
Fourth Quarter 2005	60,700	$1.99	60,700	$3,896,000

Total	127,300	$1.85	127,300

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

The declaration and payment of dividends is subject to the discretion of the Company's Board of Directors and will depend upon, among other things, the Company's results of operations, financial condition, cash requirements, future prospects, creditor restrictions and capital requirements, general economic and business conditions and other factors deemed relevant by the Board of Directors. Although the Board of Directors has currently reinstated the quarterly stockholder dividend, there can be no assurance that the Company will continue to declare and pay dividends in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as to securities authorized for issuance under equity compensation plans as of December 31, 2005.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance

Equity compensation plans approved by security holders:
1994 Plan	3,233	$1.78	-
1997 Plan	1,149,936	$2.07	-
Equity compensation plans not approved by security holders	-	-	-

Total	1,153,169	$2.07	-

Item 6. SELECTED FINANCIAL DATA

The selected data presented below under the captions "Income Statement Data" and "Balance Sheet Data" as of and for each of the years in the five-year period ended December 31, 2005, are derived from the consolidated financial statements of the Company. The consolidated financial statements as of December 31, 2005 and 2004 and for each of the years in the three-year period ended December 31, 2005 are included elsewhere herein. The selected financial data set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and notes thereto appearing elsewhere herein.

	Years Ended December 31,
	2005	2004	2003	2002	2001 (2)
	(dollars in thousands, except per share data)
Income Statement Data:
Commissions and placement fees	$14,762	$15,869	$16,671	$11,699	$10,282
Profit sharing	2,499	1,924	2,340	1,720	1,516
Investment income	97	5	7	17	158
Net realized investment gains	-	-	-	-	72
Service fees	599	648	194	11	36
TPA fees	76	205	152	10	-
Other income	52	25	32	232	54
Total income	18,085	18,676	19,396	13,689	12,118

Salaries and related expenses	9,711	10,200	10,165	7,958	6,377
Interest expense	82	87	149	268	672
Amortization expense	689	585	538	389	755
Other expenses	5,508	6,181	6,022	3,816	3,854
Total operating expenses	15,990	17,053	16,874	12,431	11,658
Income from continuing operations before taxes	2,095	1,623	2,522	1,258	460
Income tax expense (benefit)	882	673	1,094	(144)	198
Income from continuing operations	1,213	950	1,428	1,402	262
Loss from operations of discontinued underwriting segment	-	-	-	(1,426)	(38,601)
Income tax benefit	-	-	-	(604)	(7,047)
Loss on discontinued operations	-	-	-	(822)	(31,554)
Net income (loss)	$1,213	$950	$1,428	$580	($31,292)

	Years Ended December 31,
	2005	2004	2003	2002	2001 (2)
	(dollars in thousands, except per share data)
Earnings (loss) per share (1)
Income from continuing operations	$0.19	$0.15	$0.23	$0.23	$0.05
Loss on discontinued operations	-	-	-	(0.13)	(5.58)
Net income (loss)	$0.19	$0.15	$0.23	$0.10	($5.53)
Weighted average common shares outstanding (1)	6,520,949	6,492,383	6,321,322	6,095,617	5,656,278

Earnings (loss) per share - assuming dilution (1)
Income from continuing operations	$0.18	$0.14	$0.22	$0.22	$0.05
Loss on discontinued operations	-	-	-	(0.13)	(5.58)
Net income (loss)	$0.18	$0.14	$0.22	$0.09	($5.53)
Weighted average common shares outstanding - assuming dilution (1)	6,712,132	6,765,124	6,555,298	6,150,698	5,656,278

Balance Sheet Data:
Cash and invested cash (unrestricted) and investments	$3,790	$1,397	$614	$439	$559
Total assets	20,886	18,925	19,401	14,300	13,181
Notes payable	876	1,276	1,676	2,750	4,051
Total liabilities	9,822	8,661	10,045	6,641	6,799
Net stockholders' equity	11,064	10,264	9,356	7,659	6,382

(1)	See Note 1 of Notes to Consolidated Financial Statements for a description of the calculation of weighted average shares outstanding and earnings (loss) per share.
(2)	Previously reported financial information has been adjusted to reflect the reclassification of the underwriting operation as a discontinued operation.

Quarterly Data

The following is a summary of operations by quarter for the years ended December 31, 2005 and 2004:

	2005
	March 31	June 30	Sept 30	Dec 31
	(dollars in thousands)
Total income	$5,651	$4,114	$4,350	$3,970
Total expenses	4,531	3,640	3,978	3,841
Net income	$661	$273	$218	$61
Earnings per share - assuming dilution	$0.10	$0.04	$0.03	$0.01

	2004
	March 31	June 30	Sept 30	Dec 31
	(dollars in thousands)
Total income	$5,152	$4,654	$4,615	$4,255
Total expenses	4,292	4,273	4,295	4,193
Net income	$558	$215	$142	$35
Earnings per share - assuming dilution	$0.08	$0.03	$0.02	$0.01

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The purpose of this section is to provide discussion and analysis of the general financial condition and results of operations for the Company. More specifically, this section will address factors which affect the business, income and expenses in the periods presented, changes in income and expenses between periods, sources of income and the impact of these factors on the Company’s overall financial condition.

The discussion is organized as follows:

-	Overview of Critical Accounting Policies and Estimates
-	Review of the Results of Operations
-	Discussion of Financial Condition
-	Overview of Impact of New Accounting Standards
-	Discussion of Exposure to Market Risk

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the applicable period. On an ongoing basis, management evaluates its estimates, assumptions and judgments, including those related to revenue recognition, intangible assets, income taxes, financing arrangements and contingencies. Management bases its estimates, assumptions and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies, among others, affect its more significant estimates, assumptions and judgments used in the preparation of the consolidated financial statements.

Revenue Recognition. Commission and placement fee income is recognized when fees are fixed or determinable and collection is reasonably assured, generally on the effective date of the policy or the billing date, whichever is later. Profit sharing income is recognized at the earlier of the actual receipt or amounts being subject to reasonable estimation and likely collection. Service fees are earned over the period the related services are performed.

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

Goodwill and Other Intangible Asset Impairment. The Company assesses the recoverability of goodwill and other intangible assets at least once a year on or around September 30 or as required based on triggering events. A triggering event is a change in business circumstances that indicates that the carrying value of the asset may not be recoverable. Examples of a triggering event include, but are not limited to, poor financial results or projections, deterioration of client base, loss of key employees or changes in the marketplace. Reviews for triggering events require the use of management’s judgment. If as a result of the impairment review, the Company finds that the carrying value of an asset is in excess of the fair value, the Company would be required to take a charge against current earnings. The Company has completed the required reviews and the results of such reviews disclosed no impairments in 2005 and 2004.

Income Taxes. Determining the consolidated provision for income tax expense, deferred tax assets and liabilities and any related valuation allowance involves judgment. GAAP requires deferred tax assets and liabilities to be recognized for the estimated future tax effects attributed to temporary differences and carryforwards based on provisions of the enacted tax law. The effects of future changes in tax laws or rates are not anticipated in the provision. Any future changes in the tax laws or rates could materially impact the Company’s accounting for income taxes. Temporary differences are differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements. Carryforwards primarily include items such as net operating losses, which can be carried forward to future tax years. The Company’s federal net operating loss carryforwards begin to expire in 2018.

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

Overview

The Company's revenues consist primarily of commission and placement fee income, profit sharing income, and service fees. Commission and placement fee income is earned from Pan Am's distribution of insurance. Profit sharing income is related to profit sharing arrangements with insurance carriers. Service fees consist primarily of fees for loss control and claims adjudication services.

The Company's expenses consist of salaries and related expenses, interest expense, amortization expense and other general and administrative expenses.

Results of Operations

2005 Compared to 2004

Commission and placement fee income. Commission and placement fee income decreased 7.0% to $14.8 million for 2005 from $15.9 million for 2004. The decrease is primarily related to a decline in the package line of business, which is down 18% in 2005. The decline in package commissions is largely due to a softening market and the associated premium declines. In the second half of 2005, the Company began to see new business activity mitigate the trend in declining commission and placement fee income. In the fourth quarter of 2005, commission and placement fee income was $3.8 million compared to $3.9 million for the comparable 2004 period.

Profit sharing income. Profit sharing income increased 29.9% to $2.5 million for 2005 from $1.9 million for 2004. Profit sharing income fluctuates from year to year based on the profitability of the underlying business and external market conditions which can result in changes to profit sharing programs offered by insurance carriers.

Investment income. Investment income increased to $97,000 for 2005 from $5,000 for 2004. In 2005, the Company began making investments in selected money market funds, common stock mutual funds, fixed income securities and preferred stocks.

TPA fees. TPA fee income decreased to $76,000 for 2005 from $205,000 for 2004. During the third quarter of 2005, the Company completed its exit from the third party administration business. This has reduced the amount of fees associated with third party administration along with an associated reduction of expenses.

Salaries and related expenses. Salaries and employee benefits decreased 4.8% to $9.7 million for 2005 from $10.2 million for 2004. Excluding the impact of executive compensation, which is discussed below, salaries and employee benefits decreased 8.0% to $9.4 million for 2005 from $10.2 million for the comparable 2004 period. The decrease is largely due to staff reductions. Salaries and related expenses excluding the executive compensation bonus accrual discussed below was 51.9% of total revenues for 2005 compared to 54.6% for 2004.

In 2004, the Company restructured its executive compensation program. The restructure was discussed in detail in the Company’s proxy statement for its 2004 Annual Meeting, where approval to increase the number of shares available for grant under the Company’s stock incentive plan was received. The compensation for the Company’s Chief Executive Officer, Jeffrey A. Snider, was restructured such that a larger portion of his compensation is equity denominated. Mr. Snider is eligible for a cash bonus only to the extent the Company’s operating results exceed certain pre-determined profitability goals. To wit, Mr. Snider did not receive any cash bonus for the 2004 operating results.

Based on the operating results, the Company has exceeded the established profitability goals for the current period. Accordingly, an accrual of $325,000 has been established relative to the operating results consistent with the restructured executive compensation plan approved by the Board of Directors in 2004.

Amortization expense. Amortization expense increased 17.8% to $689,000 for 2005 from $585,000 for 2004. The increase is due to an increase in intangible assets related to an acquisition completed in early 2005.

Operating expenses. Operating expenses decreased 10.9% to $5.5 million for 2005 from $6.2 million for 2004. The decline in 2005 is due to a concerted effort on the part of management to reduce expenses.
Consistent with this management focus, the expense reductions were realized over a broad array of expense classifications ranging from corporate insurance to service fees to general office expenses.

Income from continuing operations before taxes. Income from continuing operations before taxes increased to $2.1 million in 2005 from $1.6 million in 2004. The increase was primarily driven by the decrease in expenses discussed above.

Income taxes on continuing operations. Income tax expense on continuing operations for 2005 was $882,000 compared to $673,000 for 2004. The effective income tax rates for 2005 and 2004 were 42.1% and 41.5%, respectively. The total tax expense from continuing operations is different from the applicable Federal income tax rate of 34% due to non-deductible expenses and the impact of state income taxes.

On a Federal income tax basis, the Company currently has significant net operating loss carryforwards. The income tax expense in 2005 largely reflects the utilization of those net operating loss carryforwards and does not represent taxes paid or payable.

The net deferred tax asset is the amount the Company believes is more likely than not to be realized in the next several years and is adjusted based on anticipated future operating results.

2004 Compared to 2003

Commission and placement fee income. Commission and placement fee income decreased 4.8% to $15.9 million for 2004 from $16.7 million for 2003. The decrease is primarily driven by a decline in the commission rate at the California State Compensation Fund (“SCIF”). In 2004 and 2003 SCIF was the largest single market for workers’ compensation insurance in the state of California. Consequently, the Company placed a significant portion of its related business with SCIF. Prior to August 2003, SCIF’s maximum commission rate was 8.0%. Effective August 2003, the maximum commission rate was 5.5%. Since commission rates are only adjusted at renewal, the full impact of this change was not reflected in the Company’s consolidated financial statements until the last half of 2004.

Profit sharing income. Profit sharing income decreased 17.8% to $1.9 million for 2004 from $2.3 million for 2003. Profit sharing income fluctuates from year to year based on the profitability of the underlying business and external market conditions which can result in changes to profit sharing programs offered by insurance carriers.

Service fees. Service fee income increased to $648,000 for 2004 from $194,000 for 2003. The increase in service fees is due to two primary factors. First, the Company receives services fees related to providing loss control and claims services for a Bermuda insurance captive. The volume of business placed with this market increased in 2004, resulting in a corresponding increase in service fees. Second, the Company has new service arrangements where it is paid for providing loss control and other field support services to selected accounts. Pan Am provides loss control and other services both as a contractor to selected insurance carriers and on a direct basis to its customers.

Interest expense. Interest expense decreased 41.6% to $87,000 for 2004 from $149,000 for 2003. The decrease is due to a decline in the outstanding balance of the related note payable as well as a decrease in the interest rate on the note payable. As of the beginning of 2003, the note payable had a balance of $2.8 million which was reduced to $1.7 million at the beginning of 2004 and further reduced to $1.3 million by the end of 2004.

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

Income taxes on continuing operations. Income tax expense on continuing operations for 2004 was $673,000 compared to $1.1 million for 2003. The effective income tax rates for 2004 and 2003 were 41.5% and 43.4%, respectively. The total tax expense from continuing operations is different from the applicable Federal income tax rate of 34% due to non-deductible expense and the impact of state income taxes.

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

The Company currently has a revolving line of credit (the “Line of Credit”) with US Bank (the “Lender”) which matures on November 1, 2006. The Line of Credit has a total available line of $1.4 million of which $0.9 million is outstanding. While the Company has been making quarterly payments to pay down the outstanding balance, the terms of the Line of Credit do not require any principal payment prior to maturity. PAULA Financial is in compliance with all of the covenants. Balances outstanding under the Line of Credit bear interest at the prime rate plus 1.0%. As of March 1, 2006, the interest rate was 8.50%.

PAULA Financial's subsidiaries have guaranteed the obligations of PAULA Financial under the Line of Credit. Additionally, the Lender has a security interest in the assets of the Company.

The Company’s Board of Directors has previously approved a 3,000,000 share repurchase program. In 2005, the Company acquired 127,300 shares of treasury stock at an average price of $1.85 per shares. As of December 31, 2005, the Company held 1,052,034 shares in treasury stock.

In 2005, the Board of Directors declared a quarterly dividend of $0.015 per share. Dividends paid to shareholders totaled $0.4 million in 2005.

Contractual Obligations and Commitments

The following is a summary of the Company’s contractual obligations as of December 31, 2005:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(dollars in thousands)
Debt	$876	$876	$-	$-	$-
Acquisition payables	1,414	987	372	55	-
Operating leases	2,084	697	793	485	109
Insurance premium financing	459	459	-	-	-
Capital leases	219	41	80	78	20
Total	$5,052	$3,060	$1,245	$618	$129

The Company’s corporate insurance generally renews on December 1 and the annual premiums are financed over a ten month period. Consequently, as of December 31, 2005, the Company had paid $85,000 in premiums in advance of the coverage period. The amount reflected above under insurance premium financing relates to future coverage periods.

Management believes that funds currently available and expected to be generated by agency operations will be sufficient to meet the required contractual obligations.

Operating Subsidiaries

The sources of funds of the agency operations are cash flows from operating activities and the major use of funds is operating expenses. Additionally, the agency operations use funds to invest in marketable securities and to acquire books of business.

In 2005, Pan Am made investments in marketable securities totaling $1.3 million. Additionally, in 2005, Pan Am made payments on book of business acquisitions totaling $0.7 million.

In the most recent years, operating cash flows at Pan Am have met the agency subsidiaries' liquidity requirements as well as the parent company’s cash flow requirements, including debt service requirements.

Off-Balance Sheet Arrangements

As of December 31, 2005, the Company had no off-balance sheet arrangements.

Related Party Transactions

Since 1999, the Company’s agency operations have outsourced certain backroom functions to a service center operation. In 2001, a partial owner of this agency, James G. Parker, III, was elected to the Company’s board of directors. Fees paid by the Company’s agency to the service center were $1.0 million, $1.4 million and $1.5 million for the years ended December 31, 2005, 2004 and 2003, respectively which consisted primarily of direct expense reimbursements. A portion of the functions previously performed at the service center were assumed by the Company at the end of 2005.

The Company has on working capital deposit $0.1 million related to the direct expense reimbursement arrangement. Additionally, the Company has a $0.7 million minority investment in the related agency.

New Accounting Standards

In December 2004, the FASB issued Statement No.123 (revised 2004), "Share-Based Payment". Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after December 15, 2005. Management is currently evaluating the impact Statement 123R will have on the Company’s consolidated financial statements.

In March 2005, the SEC released Staff Accounting Bulletin No.107, "Share-Based Payment" ("SAB 107"), which provides interpretive guidance related to the interaction between Statement 123(R) and certain SEC rules and regulations. It also provides the SEC staff's views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for Statement 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. Management is currently evaluating the impact SAB 107 will have on the Company’s consolidated financial statements.

In May 2005, the FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005.

In February 2006, the FASB issued Statement No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140." Statement No. 155 simplifies the accounting for certain hybrid financial instruments, eliminates the FASB's interim guidance which provides that beneficial interests in securitized financial assets are not subject to the provisions of Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," and eliminates the restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. Statement No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006.  The Company does not believe that the adoption of this pronouncement will have any material impact to the financial position and results of operations since the Company has not entered into such transactions.

Inflation

Inflation has not had a material impact on the Company or its operations.

Forward-Looking Statements

In connection with, and because it desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers to recognize the existence of certain forward-looking statements in this Form 10-KSB and in any other statement made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission. The Company’s actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Some forward-looking statements may be identified by the use of terms such as “expects,” “believes,” “anticipates,” “intends,” “estimates,” “may increase,” “may fluctuate,” “judgment” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” and “could.” Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties, many of which are beyond the Company’s control and many of which, with respect to future business decisions, are subject to change. Examples of such uncertainties and contingencies include, among other important factors, those affecting the insurance industry in general, such as the economic and interest rate environment, geo political risks, the continued threat of terrorism, legislative and regulatory developments and market pricing and competitive trends, and those relating specifically to the Company and its businesses, such as the level of commission revenue and fee income, acquisitions of companies or blocks of business and future compliance with Nasdaq listing requirements. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward-looking statements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The following sections address the significant market risks associated with the Company’s financial activities as of December 31, 2005. Caution should be used in evaluating the Company’s overall market risk from the information below, since actual results could differ materially from the estimates and assumptions used below. Uncertainties that are either non-financial or non-quantifiable-such as political, economic, tax, other regulatory, or credit risks-are not included in the following assessment of market risks.

Interest Rate Risk

The Company does not utilize stand-alone derivatives to manage interest rate risks. The Company has historically utilized a moderate level of corporate borrowings and debt. As of December 31, 2005, notes payable to bank account for 9% of total liabilities.

Any change in interest rates would not change the fair value of the Line of Credit as the Line of Credit has a variable interest rate. A 100 basis point change in interest rate would change interest expense in 2006 by approximately $6,000.

Equity Price Risk

The Company generally does not invest in equity securities for trading purposes.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
With Reports of Independent Registered Public Accounting Firms

REPORT OF STONEFIELD JOSEPHSON, INC., INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
PAULA Financial
Pasadena, California

We have audited the accompanying consolidated balance sheet of PAULA Financial and subsidiaries as of December 31, 2005, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PAULA Financial and subsidiaries at December 31, 2005 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

/s/ Stonefield Josephson, Inc.

Los Angeles, California
February 17, 2006

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
PAULA Financial

We have audited the accompanying consolidated balance sheet of PAULA Financial and subsidiaries as of December 31, 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for the two years in the period then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PAULA Financial and subsidiaries at December 31, 2004, and the consolidated results of their operations and their cash flows for the two years in the period then ended in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Los Angeles, California
March 3, 2005

PAULA FINANCIAL AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands)

Assets

	December 31,
	2005	2004
Current Assets:
Cash and invested cash, unrestricted	$2,564	$1,397
Cash and invested cash, restricted	928	1,844
Total cash and invested cash	$3,492	$3,241

Investments:
Common stock, at market (cost $1,077 at December 31, 2005)	971	-
Preferred stock, at market (cost $203 at December 31, 2005)	205	-
Fixed maturities, held-to-maturity (market $50 at December 31, 2005)	50	-
Total investments	$1,226	$-

Receivables:
Accounts receivable, net of allowance for uncollectible accounts ($80 at December 31, 2005 and 2004)	4,236	3,351
Commissions receivable	1,986	2,134
Income tax receivable	-	15
Other	60	20
Total receivables	$6,282	$5,520

Deferred income taxes	1,010	1,769
Other assets	154	188
	$12,164	$10,718

Non-Current Assets:
Property and equipment, net	536	278
Investment in related party, at cost	703	703
Goodwill, net	2,124	2,017
Other intangible assets, net	1,582	1,574
Deferred income taxes	3,586	3,465
Other assets	191	170
	$20,886	$18,925

(Continued)

PAULA FINANCIAL AND SUBSIDIARIES

Consolidated Balance Sheets, Continued

(Dollars in thousands)

Liabilities and Stockholders' Equity

	December 31,
	2005	2004
Current Liabilities:
Due to underwriters and assureds	$5,782	$4,988
Accounts payable and accrued expenses	583	381
Capital lease	41	14
Employment related accruals	886	478
Acquisition related accruals	987	772
Income taxes payable	62	-
Note payable to bank	876	1,276
	$9,217	$7,909
Non-Current Liabilities:
Capital lease	178	-
Acquisition related accruals	427	752
	$9,822	$8,661

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 4,058,823 shares; none issued and outstanding	$-	$-
Common stock, $0.01 par value. Authorized 15,000,000 shares; issued 7,455,879 shares and 7,270,879 shares at December 31, 2005 and 2004, respectively	75	73
Additional paid-in capital	14,353	14,137
Accumulated earnings, after January 1, 2003, net of $54,405 deficit eliminated	2,922	2,095
Accumulated other comprehensive loss	(69)	-
Unearned compensation	-	(60)
Employee loans for stock purchase	(23)	(23)
Treasury stock, at cost (1,052,034 shares and 924,734 shares at December 31, 2005 and 2004, respectively)	(6,194)	(5,958)
Net stockholders' equity	11,064	10,264
	$20,886	$18,925

See accompanying notes to consolidated financial statements.

PAULA FINANCIAL AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income

(Dollars in thousands, except per share data)

	Years ended December 31,
	2005	2004	2003
Income:
Commissions and placement fees	$14,762	$15,869	$16,671
Profit sharing	2,499	1,924	2,340
Investment income	97	5	7
Service fees	599	648	194
TPA fees	76	205	152
Other income	52	25	32
	$18,085	$18,676	$19,396
Operating expenses:
Salaries and related expenses	9,711	10,200	10,165
Interest expense	82	87	149
Amortization expense	689	585	538
Other expenses	5,508	6,181	6,022
	$15,990	$17,053	$16,874

Income before income taxes	2,095	1,623	2,522
Income tax expense	882	673	1,094

Net income	$1,213	$950	$1,428

Other comprehensive loss, net of tax:
Unrealized holding losses arising during period (tax impact: 2005: $35)	(69)	-	-

Comprehensive income	$1,144	$950	$1,428

Earnings per share	$0.19	$0.15	$0.23

Earnings per share - assuming dilution	$0.18	$0.14	$0.22

Dividends declared per common share	$0.060	$0.045	$-

See accompanying notes to consolidated financial statements.

PAULA FINANCIAL AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

(Dollars in thousands)

	Number of shares	Common stock	Additional paid-in capital	Accumulated earnings (deficit)	Accumulated other comprehensive loss	Unearned compensation	Employee loans for stock purchase	Treasury stock	Net stockholders’ equity
Balance at December 31, 2002	6,149,879	$70	$68,294	($54,405)	-	($26)	($397)	($5,877)	$7,659
Net income	-	-	-	1,428	-	-	-	-	1,428
Quasi-Reorganization	-	-	(54,405)	54,405	-	-	-	-	-
Common stock issued	35,000	-	7	-	-	-	-	-	7
Restricted stock awards	60,000	1	66	-	-	-	-	-	67
Repurchase common stock	(51,234)	-	-	-	-	-	81	(81)	-
Change in employee loans for stock purchases	-	-	-	-	-	-	296	-	296
Change in unearned compensation	-	-	-	-	-	(101)	-	-	(101)
Balance at December 31, 2003	6,193,645	$71	$13,962	$1,428	-	($127)	($20)	($5,958)	$9,356
Net income	-	-	-	950	-	-	-	-	950
Dividends	-	-	-	(283)	-	-	-	-	(283)
Common stock issued	152,500	2	175	-	-	-	-	-	177
Restricted stock awards	-	-	-	-	-	4	-	-	4
Change in employee loans for stock purchases	-	-	-	-	-	-	(3)	-	(3)
Change in unearned compensation	-	-	-	-	-	63	-	-	63
Balance at December 31, 2004	6,346,145	$73	$14,137	$2,095	-	($60)	($23)	($5,958)	$10,264
Net income	-	-	-	1,213	-	-	-	-	1,213
Dividends	-	-	-	(386)	-	-	-	-	(386)
Common stock issued	185,000	2	216	-	-	-	-	-	218
Repurchase common stock	(127,300)	-	-	-	-	-	-	(236)	(236)
Change in unrealized loss	-	-	-	-	(69)	-	-	-	(69)
Change in unearned compensation	-	-	-	-	-	60	-	-	60
Balance at December 31, 2005	6,403,845	$75	$14,353	$2,922	($69)	-	($23)	($6,194)	$11,064

See accompanying notes to consolidated financial statements.

PAULA FINANCIAL AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$1,213	$950	$1,428
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	190	141	150
Amortization	689	585	538
Gain on sale of property and equipment	(29)	-	-
Changes in operating assets and liabilities:
Increase in receivables	(762)	(782)	(2,346)
Decrease in deferred income taxes	674	597	811
Increase (decrease) in accounts payable and accrued expenses	1,461	(189)	2,947
Decrease in unearned compensation	60	67	6
Other, net	(26)	211	38
Net cash provided by operating activities	$3,470	$1,580	$3,572

Cash flows from investing activities:
Purchase of property and equipment	(179)	(173)	(127)
Sale of property and equipment	8	-	-
Purchase of investments	(1,330)	-	-
Purchase of book of business	(723)	(590)	(589)
Net cash used in investing activities	($2,224)	($763)	($716)

Cash flows from financing activities:
Payments on note payable to bank	-	-	(2,750)
Borrowings on line of credit	-	-	1,775
Payments on line of credit	(400)	(400)	(100)
Dividends paid	(386)	(283)	-
Exercise of stock options	27	-	-
Repurchase of common stock	(236)	-	-
Change in employee loans for stock purchases	-	(3)	39
Net cash used in financing activities	($995)	($686)	($1,036)
Net increase in cash and invested cash	251	131	1,820
Cash and invested cash at beginning of the year	3,241	3,110	1,290
Cash and invested cash at end of the year	$3,492	$3,241	$3,110

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock in conjunction with purchase of book of business	$191	$153	$66
Furniture and equipment acquired under a capital lease	$277	$-	$-

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

The Company’s agency commission revenue is derived from the placement of employee benefit, property and casualty insurance (emphasizing workers’ compensation), crop insurance, and some life and disability products. In 2005, approximately 45% of commission revenue was derived from the workers’ compensation line of business compared to 42% in 2004 and 43% in 2003.

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of PAULA Financial and its wholly owned subsidiaries. The principal subsidiaries are: Pan American Underwriters, Inc., Pan American Underwriters Insurance Agents and Brokers, Inc., PAULA Trading Company Insurance Agents and Brokers, Inc. (agency operations) and Pan Pacific Benefit Administrators, Inc. (third-party administration operation). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Revenue Recognition

Commission and placement fee income is recognized when fees are fixed or determinable and collection is reasonably assured, generally on the effective date of the policy or the billing date, whichever is later.

Profit sharing income is recorded at the earlier of the actual receipt or amounts being subject to reasonable estimation and likely collection.

Service fees are earned over the period the related services are performed.

PAULA FINANCIAL AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Cash and Invested Cash

Invested cash consists primarily of money market fund investments. A substantial portion of cash and investment cash is deposited with two financial institutions. The Company monitors the financial condition of these financial institutions and does not believe that the deposits are subject to a significant degree of risk. However, the financial institutions only have FDIC insurance of up to $100.

In certain instances, the agency operations invoice the customer for the full premium amount and remit payment, less commission, to the insurance companies. Restricted cash and invested cash consists of premiums collected by the agencies but not yet remitted to insurance companies which is restricted as to use by law in the states in which the agencies operate. The balance sheet account balances related to accounts receivable and due to underwriters and assured are also associated with this activity.

Investments

Common and preferred stock are recorded at estimated fair value with unrealized gains and losses recorded as a separate component of stockholders’ equity, net of related income taxes.

Held to maturity fixed income securities are those securities which the Company has the ability and intent to hold until maturity. Held to maturity securities are recorded at amortized cost. Unrealized gains and losses are excluded from comprehensive income.

Investments in which the decline in market value is deemed other than temporary are reduced to the estimated realizable value through a charge to income.

Investment income is recorded when earned.

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

PAULA FINANCIAL AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

The following table summarizes property and equipment by classification:

	December 31,
	2005	2004
Property and equipment, at cost:
Office furniture, fixtures and equipment	$1,170	$748
Automobiles	28	99
Leasehold improvements	30	27
	1,228	874
Less accumulated depreciation	(692)	(596)
Net property and equipment	$536	$278

Included in office furniture, fixtures and equipment and accumulated depreciation as of December 31, 2005 are $277 and $40, respectively related to assets under capital leasing arrangements.

Goodwill and Other Intangibles

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

At December 31, 2005 and 2004, goodwill was $2,204 and $2,097, respectively, less accumulated amortization of $80 in both 2005 and 2004. In accordance with SFAS 142, the Company ceased recording goodwill amortization beginning on January 1, 2002.

Other intangible assets, which consist mainly of expiration lists and covenants not to compete, are amortized on a straight-line basis over periods not to exceed seven years. Other intangible assets were $5,076 and $4,379 in 2005 and 2004, respectively, less accumulated amortization of $3,494 and $2,805, respectively. Aggregate amortization expense for the years ended December 31, 2005, 2004 and 2003 was $689, $585, and $538, respectively. Estimated amortization expense for the next five years is $702 in 2006, $446 in 2007, $250 in 2008, $149 in 2009, and $35 in 2010. As of December 31, 2005, the average remaining useful life for intangibles was 3 years.

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

Cash and invested cash, investments, accounts and commissions receivable, due to underwriters and assureds, other current liabilities and the note payable to bank are considered financial instruments. Due to the short duration of certain financial instruments, specifically cash and invested cash, accounts and commissions receivable, due to underwriters and assureds and other current liabilities, the carrying amounts approximate fair value. The fair values for investments are obtained from financial institutions retained by the Company to manage its investment portfolio. The fair value of the investment in related party, carried at cost and assessed for impairment, is determined by management as part of its annual impairment analysis. The fair values of the note payable to bank is estimated using discounted cash flow analyses based on current market interest rates. The estimated fair value of the variable interest note payable approximates the related carrying value.

Earnings per Share (“EPS”)

The EPS calculations for the years ended December 31, 2005, 2004 and 2003 were based upon the weighted average number of shares of common stock outstanding. The EPS - assuming dilution calculations were based upon the weighted average number of shares of common stock outstanding adjusted for the effect of convertible securities, and options and warrants considered common stock equivalents. Stock options and warrants are considered to be common stock equivalents, except when their effect is antidilutive.

PAULA FINANCIAL AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

The following table reflects the weighted average shares of common stock outstanding used in the EPS calculation as well as the EPS - assuming dilution calculation.

	Years ended December 31,
	2005	2004	2003

Shares used in EPS calculation	6,520,949	6,492,383	6,321,322
Impact of options	191,183	272,741	233,976
Shares used in diluted EPS calculation	6,712,132	6,765,124	6,555,298

Stock options to purchase 700,000 shares that were outstanding as of December 31, 2005 and 280,000 shares that were outstanding as of December 31, 2004 were not included in the computation of earnings per share for the respective years as inclusion of such shares would be antidilutive.

Stock-Based Compensation

The Company’s stock-based employee compensation plans are described more fully in Note 6. The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (“Opinion 25”), and related interpretations in accounting for its employee stock options and adopt the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (“SFAS 123”) and Statement of Financial Accounting Standards No. 148, “Accounting for Stock Based Compensation - Transition and Disclosure, an amendment of SFAS 123” (“SFAS 148”). On December 16, 2004, SFAS 123 was revised to require all share based payments to employees to be recognized in the income statement based on their fair values. The pro forma disclosure will no longer be an alternative. This revised standard will be effective for the Company in the first quarter of 2006.

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

The fair value for options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk free interest rate of 4.25% for options granted in 2005, 3.5% for options granted in 2004, average option exercise period of seven years, and a volatility factor of 50%. The fair value per option was $1.01 for options granted in 2005 and $1.59 and $1.45 for options granted in 2004. There were no options granted in 2003.

PAULA FINANCIAL AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Had compensation cost for the Company's stock-based compensation plan been reflected in the accompanying consolidated financial statements based on the fair value at the grant dates for option awards consistent with the method of SFAS 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

	Years ended December 31,
	2005	2004	2003
Net income:
As reported	$1,213	$950	$1,428
Pro forma	$1,077	$254	$1,421

Income per share:
As reported	$0.19	$0.15	$0.23
Pro forma	$0.17	$0.04	$0.23

Income per share - assuming dilution:
As reported	$0.18	$0.14	$0.22
Pro forma	$0.16	$0.04	$0.22

(2) Investments

Common Stock

Common stock investments are primarily held in mutual funds. At December 31, 2005, the gross unrealized investment loss on common stock is $106.

Preferred Stock

At December 31, 2005, the gross unrealized investment gain on preferred stock is $2.

Fixed Maturities

The Company holds a single fixed maturity investment, which it intends to hold until maturity. At December 31, 2005, cost for the investment approximates market. The investment matures in 2009.

PAULA FINANCIAL AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Investment Income

Investment income is summarized as follows:

	Years ended December 31,
	2005	2004	2003
Interest on invested cash	$33	$5	$7
Dividends	64	-	-
	$97	$5	$7

(3) Note Payable to Bank

The Company currently has a revolving line of credit (the “Line of Credit”) with US Bank (the “Lender”) which matures on November 1, 2006. The Line of Credit currently has a total available line of $1,400 of which $876 is outstanding. While the Company has been making quarterly payments to pay down the outstanding balance, the terms of the Line of Credit do not require any principal payment prior to maturity. As of December 31, 2005, PAULA Financial was in compliance with all of the covenants. Balances outstanding under the Line of Credit bear interest at the prime rate plus 1.0%. As of February 1, 2006, the interest rate was 8.25%.

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

PAULA FINANCIAL AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

 (4) Income Taxes

The Company and its subsidiaries file a consolidated Federal income tax return. Income tax expense for the years ended December 31, 2005, 2004 and 2003 is shown as follows:

Years ended December 31,	Federal	State	Total
2005:
Current	$33	$176	$209
Deferred	673	-	673
	$706	$176	$882
2004:
Current	($30)	$106	$76
Deferred	597	-	597
	$567	$106	$673
2003:
Current	$51	$232	$283
Deferred	811	-	811
	$862	$232	$1,094

The total tax expense is different from the applicable Federal income tax rate of 34% for the reasons reflected in the following reconciliation:

	Years ended December 31,
	2005	2004	2003

Expected tax expense	$712	$552	$858
Nondeductible expenses	54	63	68
State income taxes, net of Federal benefit	116	58	168
	$882	$673	$1,094

PAULA FINANCIAL AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Temporary differences which give rise to a significant portion of deferred tax assets and liabilities are as follows:
	December 31
	2005	2004
Deferred tax assets:
Net operating loss carryforward	$24,246	$25,203
Net capital loss carryforward	431	1,677
Goodwill and other intangibles	572	554
Other	747	446
Gross deferred tax assets	25,996	27,880
Less valuation allowance	(21,400)	(22,646)
Deferred tax assets	$4,596	$5,234
Gross deferred tax liabilities	-	-
Net deferred tax asset	$4,596	$5,234

The net operating loss carryforward includes losses generated by the Company’s former underwriting operations which are available to offset future taxable income of the Company. As of December 31, 2005 and 2004, the Company has established a $20,969 valuation allowance related to the net operating loss carryforward.

The recoverability of the net deferred tax asset is demonstrated by anticipated future operating results. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income in the periods necessary to realize the net deferred tax asset.

The Company received Federal income tax refunds of $193 and $123 during the years ended December 31, 2004 and 2003, respectively.

At December 31, 2005, the Company had a tax net operating loss carryforward of $71,311 that begins to expire in 2018.

(5) Stockholders' Equity

Effective January 1, 2003, the Company implemented a quasi-reorganization of its capital accounts. At December 31, 2002, the Company had an accumulated deficit of $54.4 million which was primarily generated by the Company’s former underwriting operations. After approval by the stockholders on May 21, 2003, the Company effected the quasi-reorganization pursuant to which the Company eliminated its accumulated deficit and charged the corresponding amount to additional paid-in capital.

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

(6) Employee Benefit Plans

The Company maintains a 401(k) plan covering substantially all employees. Employees may contribute up to 17% of their compensation. The Company makes a matching contribution of 50% of the employee contribution, limited to 6% of compensation. Total employer costs under the plan were $138, $144 and $138 for the years ended December 31, 2005, 2004 and 2003, respectively.

Employees of the Company receive an annual year-end bonus. Amounts expensed under bonus programs were $666, $224 and $495 for the years ended December 31, 2005, 2004 and 2003, respectively.

During 2003, the Company forgave loans due from former employees totaling $191 related to a loan program approved by the Executive Compensation Committee in 1998. At that time, stock held as collateral of $32 was taken back into treasury stock. Additionally, in late 2003, the Company implemented a loan forgiveness program for current employees totaling $200. Under the program, stock collateral of $39 was returned to the Company and the remaining loan balance was forgiven over a vesting period of two years. During both 2005 and 2004, $63 of the balance outstanding was amortized as services were performed. In 2003, $54 of the balance outstanding was amortized as services were performed. As of December 31, 2005, there were no remaining loans outstanding.

PAULA FINANCIAL AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

In 1994, the Company adopted a stock incentive plan, reserving 550,000 shares of common stock, which provides for granting of stock options and restricted stock bonuses to officers and directors and key employees of the Company. Options and restricted stock are granted at the discretion of the Executive Compensation Committee of the Board of Directors. At December 31, 2005, no shares of common stock were available for issuance under the 1994 plan. In 2005, options to acquire 3,233 shares of common stock at $1.78 per share were granted. There were no changes in the status of options granted under the 1994 plan for 2004 and 2003.

In 1997, the Company adopted its 1997 Stock Incentive Plan, reserving 200,000 shares of common stock. In 2001 and again in 2004, shares authorized under the 1997 plan were increased to 900,000 and 1,500,000 shares, respectively. At December 31, 2005, all shares available for issuance under the 1997 plan have been issued.

Changes in the status of options granted under the 1997 plan are summarized as follows:

	2005
	Shares	Exercise price	Weighted average exercise price
Beginning of year	1,026,626	$0.46-2.87	$2.03
Granted	203,310	$1.78	$1.78
Canceled	(20,000)	$1.80	$1.80
Exercised or redeemed	(60,000)	$0.46	$0.46
End of year	1,149,936	$0.46-2.87	$2.07
Exercisable	1,149,936	$0.46-2.87	$2.07

	2004
	Shares	Exercise price	Weighted average exercise price
Beginning of year	379,126	$0.46-1.80	$0.53
Granted	700,000	$2.63-2.87	$2.73
Exercised or redeemed	(52,500)	$0.46	$0.46
End of year	1,026,626	$0.46-2.87	$2.03
Exercisable	1,024,126	$0.46-2.87	$2.04

	2003
	Shares	Exercise price	Weighted average exercise price
Beginning of year	384,126	$0.46-1.80	$0.53
Exercised or redeemed	(5,000)	$0.46	$0.46
End of year	379,126	$0.46-1.80	$0.53
Exercisable	374,126	$0.46-1.80	$0.53

PAULA FINANCIAL AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Stock options vest either immediately or over periods not to exceed five years and carry an exercise price equal to or in excess of the fair market value of the common stock on the date of grant. The stock options are generally exercisable for a ten-year term.

(7) Commitments and Contingencies

The Company leases buildings for its home office and certain other premises under long-term operating leases that expire in various years to 2010. Certain of these leases contain renewal provisions. Rent expense was $977, $825 and $748 for the years ended December 31, 2005, 2004 and 2003, respectively.

Approximate aggregate minimum rental commitments under operating leases at December 31, 2005 are as follows:
2006	$697
2007	492
2008	301
2009	296
2010	189
Thereafter	109

Approximate aggregate minimum rental commitments under capital leases at December 31, 2005 are as follows:
2006	$41
2007	40
2008	40
2009	40
2010	38
Thereafter	20

PAULA FINANCIAL AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Included in the property and equipment disclosures in Note 1 are amounts related to capital leases. Additionally, amortization expense related to property and equipment subject to capital leases is included in depreciation expense.

The Company’s corporate insurance generally renews on December 1 and the annual premiums are financed over a ten month period. Consequently, as of December 31, 2005, the Company had paid $85 in premiums in advance of the coverage period. The remaining amount due of $459 relates to future coverage periods.

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

In May 2004, the Company received a demand for payment from Reliance in Liquidation in the amount of $1,900 related to unpaid deductibles by a policyholder placed under the Montlake fronting arrangement with Reliance. The policy in question was effective March 2000 and was cancelled in September 2000.

The Company replied to the demand in a letter dated August 13, 2004 disputing any amount due to Reliance in Liquidation. On October 19, 2005, the Company received a response from Reliance in Liquidation. The correspondence, dated October 17, 2005, reduces the demand related to unpaid deductibles from $1,900 to $40. However, a new demand, in the amount of $3,000 is asserted related to retrospective premium adjustments on the same policy. The Company is in the process of preparing its formal response.

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

PAULA FINANCIAL AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

(8) Related Party Transactions

Since 1999, the Company’s agency operations have outsourced certain backroom functions to a service center operation. In 2001, a partial owner of this agency was elected to the Company’s board of directors. Fees paid by the Company’s agency to the service center were $1,029, $1,374 and $1,502 for the years ended December 31, 2005, 2004 and 2003, respectively. These fees primarily relate to direct expense reimbursement. The Company has on working capital deposit $100 related to the direct expense reimbursement arrangement. Additionally, the Company has a $703 minority investment in the agency which is a long-term investment accounted for under the cost basis. As of December 31, 2005, Management estimates that the fair value far exceeds the carrying value of this investment.

(9) Acquisitions

In July 2002, the Company successfully recruited an experienced, large account agribusiness producer to the organization. As structured, the Company acquired the business as related accounts were renewed. No cash was paid by the Company in 2002 related to the acquisition of this business, but the Company did issue 60,000 shares of common stock. The purchase price allocation was finalized in 2003. Of the total purchase price of $2,023, $1,237 has been allocated to other amortizable intangible assets, with the remaining $786 allocated to goodwill. Other amortizable intangible assets relate to expiration lists and covenants not to compete. In 2005, 2004 and 2003, respectively, cash payments related to this transaction were $397, $429 and $289. In 2005 and 2004, respectively, 125,000 shares and 100,000 shares were issued related to this transaction. As of December 31, 2005, the remaining obligation related to this transaction was $511, all due in 2006. Of the obligation outstanding, $325 will be paid in cash and $186 will be paid by issuance of shares of common stock.

Since 2002, the Company has made efforts to dramatically expand crop insurance sales, primarily through producer recruitment. In the first quarter of 2003, the Company purchased the existing book of business of Roudebush & Avina Insurance Agency, Inc. (“R&A”). R&A is based in Modesto, California and specializes in providing crop insurance to commercial wine grape growers. As part of the associated employment agreements, the Company issued 60,000 shares of common stock in 2003. Balances owing under the arrangement will be paid over a five year period. The purchase price allocation was finalized in 2004. Of the total purchase price of $886, $325 has been allocated to other amortizable intangible assets, with the remaining $561 allocated to goodwill. Other amortizable intangible assets relate to expiration lists and covenants not to compete. In 2005, 2004 and 2003, respectively, $122, $161 and $300 were paid related to this transaction. As of December 31, 2005, the obligation related to this transaction was $304, with $122 due in 2006, $122 due in 2007 and $60 due in 2008.

PAULA FINANCIAL AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

 Effective April 1, 2005, the Company entered into an agreement to purchase the existing book of business of Integrated Financial (“Integrated”). Integrated is based in Sacramento, California and specializes in accident and health and financial products. The estimated purchase price is $804. Of the total purchase price, $697 has been allocated to other amortizable intangible assets, with the remaining $107 allocated to goodwill. Other amortizable intangible assets relate to expiration lists and covenants not to compete. As of December 31, 2005, $204 has been paid related to this acquisition. The remaining obligation of $600 will be paid over the next five years. The purchase price for Integrated is subject to adjustment based on revenue earned over the next three years. Consequently, the purchase price will not be finalized until the second quarter of 2008.

(10) Recent Accounting Pronouncements

In December 2004, the FASB issued Statement No.123 (revised 2004), "Share-Based Payment". Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after December 15, 2005. Management is currently evaluating the impact Statement 123R will have on the Company’s consolidated financial statements.

In March 2005, the SEC released Staff Accounting Bulletin No.107, "Share-Based Payment" ("SAB 107"), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff's views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for Statement 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. Management is currently evaluating the impact SAB 107 will have on the Company’s consolidated financial statements.

PAULA FINANCIAL AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

In May 2005, the FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005.

In February 2006, the FASB issued Statement No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140." Statement No. 155 simplifies the accounting for certain hybrid financial instruments, eliminates the FASB's interim guidance which provides that beneficial interests in securitized financial assets are not subject to the provisions of Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," and eliminates the restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. Statement No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006.  The Company does not believe that the adoption of this pronouncement will have any material impact to the financial position and results of operations since the Company has not entered into such transactions.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE AND PROCEDURES

The Company has no disagreements with its auditors.

On June 10, 2005, the Company received notice that Ernst & Young LLP (“E&Y”), the Company’s former independent auditors, has declined to stand for re-election and their appointment as principal independent accountants was terminated. On August 8, 2005, the Company’s Audit Committee appointed Stonefield Josephson, Inc. as the Company’s new independent auditors.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures,” as such term is defined in Rule 13a -15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Vice President of Finance, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation, as of the end of the period covered by this Annual Report on Form 10-KSB, the Chief Executive Officer and Vice President of Finance have concluded that, subject to the limitations noted above, the Company’s disclosure controls and procedures were effective to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-KSB was being prepared.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fourth quarter of the period covered by this Annual Report on Form 10-KSB that has materially affected, or is reasonably likely to affect, its internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

Item 11. EXECUTIVE COMPENSATION

The information called for by this item is incorporated by reference to the Company’s definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year covered by this Report on Form 10-KSB.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by this item is incorporated by reference to the Company’s definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year covered by this Report on Form 10-KSB.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following consolidated financial statements of the Company are included in Part II, Item 8:

(b) No financial statement schedules are required to be filed by Items 8 and 14(d) of Form 10-KSB.

(c) Exhibits:

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
2.7
Superior Court of the State of California for the County of Los Angeles Order Appointing Conservator and Restraining Orders, Insurance Commissioner of the State of California, Applicant v. PAULA Insurance Company, Respondent.@

3.1	Certificate of Incorporation of Registrant.**
3.2	Certificate of Designations of Series B Junior Participating Cumulative Preferred Stock of Registrant.***

3.3	Bylaws of Registrant.*
4.1	Reserved.
4.2	Specimen certificate of Common Stock, including legend evidencing attached Stock Purchase Rights.***
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

10.25	Managing Agreement dated January 1, 1993 and last amended April 28, 1995 between PACO and PPBA, as Manager.*
10.26	Federal Income Tax Allocation Agreement dated April 10, 1997 between Registrant and its subsidiaries.*
10.27	Agency Agreement dated March 1, 1992 and last amended April 1, 1997 between PAU and PICO.*
10.28	Agency Agreement dated March 1, 1992 and last amended April 1, 1997 between PAUIAB and PICO.*
10.29	Agency Agreement dated December 8, 1994 and last amended April 1, 1997 among Agri-Comp Insurance Agency, Inc. and PICO.*
10.30	Purchase Option dated March 11, 1997 between Registrant and CAPAX.*
10.31	Plan of Reorganization and Agreement of Merger dated September 22, 1997 between PAULA Financial (Delaware) and PAULA Financial (California).**
10.32	PAULA Insurance Company Workers Compensation Quota Share Reinsurance Agreement 1998 Placement Slip effective October 1, 1998 between PICO and Reliance Insurance Company.###
10.33	PAULA Insurance Company Workers Compensation First and Second Excess of Loss Reinsurance Agreement 1998 Placement Slip effective October 1, 1998 between PICO and Reliance Insurance Company.###
10.34	Change of Control Agreement dated as of November 1, 1998 between the Registrant and Mr. Jeffrey A. Snider.###
10.35	Asset Purchase Agreement among PAULA Financial, Pan American Underwriters, Inc. and CAPAX Management & Insurance Services and its subsidiaries dated April 30, 1999.#
10.36	PAULA Insurance Company Workers’ Compensation Quota Share Reinsurance Agreement Placement Slip effective July 1, 1999 between PICO and Montlake Casualty Company Ltd.##
10.37	PAULA Insurance Company Workers’ Compensation Quota Share Reinsurance Rescission Agreement between PICO and Montlake Casualty Company Ltd.++
10.38	Workers’ Compensation and Employer’s Liability Quota Share Reinsurance Contract Effective July 1, 2000 issued to PAULA Insurance Company by Insurance Corporation of Hannover.+
10.39	Amendment No. 3 to Agency Agreement dated March 1, 1992 between PAU and PICO.+++
10.40	Amendment No. 3 to Agency Agreement dated March 1, 1992 between PAUIAB and PICO.+++
10.41	Amendment No. 4 to Agency Agreement dated December 8, 1994 between Agri-Comp Insurance Agency, Inc. and PICO.+++
10.42	Asset Management Agreement dated August 1, 2000 between PICO and General Re - New England Asset Management, Inc.+++
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

10.48	Second Amendment to Credit Agreement dated December 31, 2001 between United California Bank and Registrant including Reaffirmation of Guaranties and Guarantor Subordination Agreements.@@
10.49	Letter of Regulatory Oversight of PICO, dated March 12, 2002, between the California Department of Insurance and PICO.@@
10.50	PAULA Insurance Company Workers’ Compensation Quota Share Agreement and Addendum effective January 1, 2001 and July 1, 2001, respectively, issued by Everest Reinsurance Company.@@
10.51	Third Amendment to Credit Agreement dated December 31, 2002 between Bank of the West and Registrant including Reaffirmation of Guaranties and Guarantor Subordination Agreements.@@@
11	Statement re computation of per share earnings.
21	List of subsidiaries of PAULA Financial.*
23.1	Consent of Stonefield Josephson, Inc., Independent Registered Public Accounting Firm.
23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Rule 13a-14a/15d-14a Certification of Chief Executive Officer.
31.2	Rule 13a-14a/15d-14a Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.
99.1	Charter of the Nominating and Governance Committee of the Board of Directors, adopted January 18, 2006.
99.2	Charter of the Disclosure Committee, adopted February 13, 2006.

_____

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

PAULA Financial
By:	/s/Deborah S. Maddocks Vice President, Finance March 28, 2006
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey A. Snider Jeffrey A. Snider	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 28, 2006
/s/ Peter L. Beard Peter Beard	Director	March 28, 2006
/s/ Lawrence A. Hayes Lawrence Hayes	Director	March 28, 2006
/s/ James G. Parker III James G. Parker III	Director	March 28, 2006
/s/ Harold Sandstrom Harold Sandstrom	Director	March 28, 2006