Form 10QSB
period 2006-03-31
PAULA FINANCIAL
filed 2006-05-11
CIK 929031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from  to

Commission file number 0-23181

PAULA FINANCIAL

(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4640638 (IRS Employer Identification No.)

PAULA FINANCIAL
87 East Green Street, Suite 206
Pasadena, CA 91105
(Address of principal executive offices)

(626) 844-7100
(Issuer’s telephone number)

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark if the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:
There were 6,336,845 shares of the registrant’s common stock, $0.01 par value, issued and outstanding as of April 14, 2006.

Transitional Small Business Disclosure Format (Check one) ☑ Yes ☐ No

PAULA FINANCIAL

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

PAULA FINANCIAL AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	March 31,	December 31,
Assets	2006	2005
	(Unaudited)	(*)
Current Assets:
Cash (restricted: 2006, $442; 2005, $928)	$3,904	$3,492
Investments
Common stock, at market (cost: 2006 $1,086; 2005 $1,077)	1,053	971
Preferred stock, at market (cost: 2006 $203; 2005 $203)	207	205
Fixed maturities, held-to-maturity (market: 2006 and 2005 $50)	50	50
Accounts receivable, net of allowance for uncollectible accounts (2006 and 2005, $80)	3,973	4,236
Commissions receivable	2,445	1,986
Other receivables	91	60
Deferred income taxes	1,030	1,010
Other assets	186	154
	12,939	12,164
Non-Current Assets:
Property and equipment, net	505	536
Investment in related party, at cost	703	703
Goodwill, net	2,124	2,124
Other intangible assets, net	1,401	1,582
Deferred income taxes	3,141	3,586
Other assets	172	191
	$20,985	$20,886
Liabilities and Stockholders’ Equity
Current Liabilities:
Due to underwriters and assureds	$5,043	$5,782
Accounts payable and accrued expenses	750	583
Capital lease	40	41
Employment related accruals	1,115	886
Acquisition related accruals	796	987
Income taxes payable	125	62
Notes payable to bank	776	876
	8,645	9,217
Non-Current Liabilities:
Capital lease	185	178
Deferred compensation	61	-
Acquisition related accruals	366	427
	$9,257	$9,822
Stockholders’ Equity:
Preferred stock, $0.01 par value. (Authorized 4,058,823 shares, none issued and outstanding)	$-	$-
Common stock, $0.01 par value (Authorized 15,000,000 shares, issued 7,455,879 shares in 2006 and 2005)	75	75
Additional paid-in-capital	14,353	14,353
Accumulated earnings, after January 1, 2003	3,626	2,922
Accumulated other comprehensive loss	(19)	(69)
Employee loans for stock purchase	(23)	(23)
Treasury stock, at cost (1,097,142 and 1,052,034 shares in 2006 and 2005, respectively)	(6,284)	(6,194)
	$11,728	$11,064
	$20,985	$20,886
* Derived from audited financial statements.

See notes to condensed consolidated financial statements.

PAULA FINANCIAL AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(In thousands, except share and per share data)

	Three Months Ended
	March 31,
	2006	2005
	(Unaudited)
Income:
Commissions and placement fees	$3,781	$3,454
Profit sharing	1,525	1,991
Investment income	52	3
Service fees	111	161
TPA fees	-	30
Other income	1	12
	5,470	5,651

Operating Expenses:
Salaries and related expenses	2,515	2,978
Interest expense	18	20
Amortization expense	181	146
Other expenses	1,407	1,387
	4,121	4,531

Income from operations before income taxes	1,349	1,120
Income tax expense	548	459
Net income	$801	$661

Other comprehensive loss, net of tax:
Unrealized holding gains arising during period (tax impact 2006 $26)	50	-

Comprehensive income	$851	$661

Earnings per share	$0.12	$0.10
Weighted average shares outstanding	6,504,893	6,592,750

Earnings per share - assuming dilution	$0.12	$0.10
Weighted average shares outstanding - assuming dilution	6,713,539	6,830,852

Dividends declared per common share	$0.015	$0.015

See notes to condensed consolidated financial statements.

PAULA FINANCIAL AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2006	2005
	(Unaudited)
Cash flows from operating activities:
Net income	$801	$661

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	49	37
Amortization	181	146
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(227)	291
Decrease in deferred income taxes	399	328
Increase (decrease) in accounts payable and accrued expenses	(213)	340
Other, net	(11)	(44)
Net cash provided by operating activities	979	1,759

Cash flows from investing activities:
Purchase of property and equipment	(18)	(51)
Purchase of investments	(9)	-
Purchase of book of business	(252)	(214)
Net cash used in investing activities	(279)	(265)

Cash flows from financing activities:
Payments on line of credit	(100)	(100)
Dividends paid	(98)	(95)
Repurchase of common stock	(90)	-
Net cash used in financing activities	(288)	(195)

Net increase in cash and invested cash	412	1,299
Cash and invested cash at beginning of period	3,492	3,241
Cash and invested cash at end of period	$3,904	$4,540

Supplemental disclosure of non-cash investing and financing activities:
Furniture and equipment acquired under a capital lease	-	$277

See notes to condensed consolidated financial statements.

PAULA FINANCIAL AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2006 (Unaudited)

Note A - Basis of Presentation

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

Where necessary, prior years’ information has been reclassified to conform to the 2006 presentation.

Stock options to purchase 700,000 shares that were outstanding as of March 31, 2006 were not included in the computation of earnings per share for the three months ended March 31, 2006 as inclusion of such shares would be antidilutive.

The Company has adopted a deferred compensation plan (the “Plan”). Eligibility under the Plan is discretionary. Under the Plan participants may defer a specified dollar amount of their base compensation ranging from $5,000 to amounts allowed under the Internal Revenue Code and/or a percentage of any incentive compensation ranging from 50% to 100% of any incentive amount for an annual period. The Plan was effective January 1, 2006 for base compensation and the first incentive compensation determination period ends May 31, 2006. Commencement of payments under the Plan are at the election of the participant either payable at the beginning of the following year upon (a) attaining age 55 or (b) termination of employment. During the first quarter of 2006, $61,000 in base compensation was deferred by the participants. Amounts deferred are reflected as compensation expense in the period earned. Funds equivalent to amounts deferred are deposited into a Rabbi Trust and invested in money market funds, and a corresponding liability is recorded. The Rabbi Trust is administered by the Company. The Company retains the right to amend or terminate the Plan at its discretion.

The Company’s operating results tend to be cyclical. Consequently, operating results for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

Note B - Deferred Income Taxes

As of March 31, 2006 and December 31, 2005, the Company’s net deferred tax asset is comprised of the following ($’s in 000’s):

	March 31	December 31
	2006	2005
	(unaudited)
Deferred tax assets:
Net operating loss carryforward	$23,747	$24,246
Net capital loss carryforward	431	431
Goodwill and other intangibles	581	572
Other	812	747
Gross deferred tax assets	25,571	25,996
Less valuation allowance	(21,400)	(21,400)
Deferred tax assets	$4,171	$4,596
Gross deferred tax liabilities	$-	$-
Net deferred tax asset	$4,171	$4,596

The net operating loss carry forward includes losses generated by PAULA Insurance Company which are available to offset future taxable income of the Company.

Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income in the periods necessary to realize the net deferred tax asset.

Note C - Accounting for Stock-Based Compensation

Through the end of fiscal 2005, the Company measured compensation expense for stock-based incentive program utilizing the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under this method, the Company did not record compensation expense when stock options were granted to eligible participants as long as the exercise price was not less than the fair market value of the stock when the option was granted.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share Based Payment: An Amendment of FASB Statements No. 123 and 95” (“SFAS 123R”). This statement requires that the cost resulting from all share-based payment transactions be recognized in the Company’s consolidated financial statements, including recognition of the fair value of options granted.

In the first quarter of 2006, the Company adopted the provisions of SFAS 123R. There was no impact on the Company’s condensed consolidated financial statements as all outstanding options are fully vested and there were no share-based payment transactions during the quarter. As of December 31, 2005, all shares available for issuance under the Company’s 1994 and 1997 Stock Incentive Plans were issued.

Note D - Other Matters

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

Item 2.  Management’s Discussion and Analysis or Plan of Operations

Overview

The Company's revenues consist primarily of commission and placement fee income, profit sharing income, investment income, and service fees. Commission and placement fee income is earned from Pan Am's distribution of insurance. Profit sharing income is related to profit sharing arrangements with insurance carriers. Service fees consist primarily of fees for loss control and claims adjudication services.

The Company's expenses consist of salaries and related expenses, interest expense, amortization expense and other general and administrative expenses.

Results of Operations for the Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005:

Commission and placement fee income. Commission and placement fee income increased 9.5% to $3.8 million for the three months ended March 31, 2006 from $3.5 million for the three months ended March 31, 2005. In the second half of 2005, the Company began to see new business activity mitigate the trend in declining commission and placement fee income. This continued in the first quarter of 2006. The increase in commission and placement fee income in the first quarter is most meaningful in the health and package lines of business.

Profit sharing income. Profit sharing income decreased 23.4% to $1.5 million for the three months ended March 31, 2006 from $2.0 million for the three months ended March 31, 2005. Profit sharing income fluctuates from year to year based on the profitability of the underlying business and external market conditions which can result in changes to profit sharing programs offered by insurance carriers.

Investment income. Investment income increased to $52,000 for the three months ended March 31, 2006 from $3,000 for the three months ended March 31, 2005. In 2005, the Company began making investments in selected money market funds, common stock mutual funds, fixed income securities and preferred stocks.

TPA fees. During the third quarter of 2005, the Company completed its exit from the third party administration business. Consequently, the Company has no TPA fees in 2006.

Salaries and related expenses. Salaries and employee benefits decreased 15.5% to $2.5 million for the three months ended March 31, 2006 from $3.0 million for the three months ended March 31, 2005. Approximately one third of the decrease is due to expense savings associated with operating efficiencies realized in the second half of 2005. The remaining decrease is due to a lower provision for executive compensation cash bonuses. As discussed more fully in the Company’s 2004 proxy, beginning in 2004, the Chief Executive Officer becomes eligible for a cash bonus to the extent the Company’s operating results exceed certain pre-determined profitability goals.

Amortization expense. Amortization expense increased 24.0% to $181,000 for the three months ended March 31, 2006 from $146,000 for the three months ended March 31, 2005. The increase is due to an increase in intangible assets related to an acquisition completed in the second quarter of 2005.

Income taxes on operations. Income tax expense on operations for the three months ended March 31, 2006 was $548,000 compared to $459,000 for the three months ended March 31, 2005. The effective income tax rates for the three months ended March 31, 2006 and the three months ended March 31, 2005 were 41%. The total tax expense from operations is different from the applicable Federal income tax rate of 34% due to non-deductible expenses and the impact of state income taxes.

Net income. Net income increased 21.2% to $801,000 for the three months ended March 31, 2006 from $661,000 for the comparable 2005 period. The increase is due to the factors discussed above.

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

The Company currently has a revolving line of credit (the “Line of Credit”) with US Bank (the “Lender”) which matures on November 1, 2006. The Line of Credit has a total available line of $1.4 million of which $0.8 million is outstanding. While the Company has been making quarterly payments to pay down the outstanding balance, the terms of the Line of Credit do not require any principal payment prior to maturity. PAULA Financial is in compliance with all of the covenants. Balances outstanding under the Line of Credit bear interest at the prime rate plus 1.0%. As of March 31, 2006, the interest rate was 8.5%.

PAULA Financial's subsidiaries have guaranteed the obligations of PAULA Financial under the Line of Credit. Additionally, the Lender has a security interest in the assets of the Company.

The Company’s Board of Directors has previously approved a 3,000,000 share repurchase program. In the first quarter of 2006, the Company acquired 45,108 shares of treasury stock at an average price of $1.98 per shares. As of March 31, 2006, the Company held 1,097,142 shares in treasury stock.

On March 22, 2006, the Board of Directors declared a quarterly dividend of $0.015 per share. The first quarter 2006 dividend was paid to holders of record as of March 8, 2006 and was distributed on March 29, 2006.

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

Item 3. Controls and Procedures

Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Vice President Finance have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report. Based on this evaluation, such officers have concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report were effective for ensuring that information required to be disclosed in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Items 1 and 3 through 5 of Part II are not applicable and have been omitted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Numbers of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs*
Month #1 1/1/2006 to 1/31/2006	16,908	$2.02	1,074,234	1,925,766
Month #2 2/1/2006 to 2/282006	6,000	$2.01	1,091,142	1,908,858
Month #3 3/1/2006 to 3/31/2006	22,200	$1.95	1,097,142	1,902,858
Total	45,108	$1.98

* The Company’s Board of Directors had previously approved a 1,000,000 share repurchase program. On February 20, 2003, the Board of Directors authorized an additional 2,000,000 shares for the share repurchase program. No aggregate repurchase dollar amount or expiration date was designated for this repurchase program.

Item 6. Exhibits and Reports on Form 8-K:

11. Computation of Earnings Per Share.

31.1 Rule 13a -14a /15d -14a Certification of Chief Executive Officer.

31.2 Rule 13a -14a /15d -14a Certification of Vice President - Finance.

32.1 Section 1350 Certifications of Chief Executive Officer.

32.2 Section 1350 Certifications of Vice President - Finance.

SIGNATURES

In accordance with the requirements of the Exchange, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: May 11, 2006	PAULA FINANCIAL

By: /s/ Deborah S. Maddocks
Vice President - Finance