Form 10QSB
period 2006-06-30
PAULA FINANCIAL
filed 2006-09-21
CIK 929031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-QSB

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                   to

Commission file number 0-23181

PAULA FINANCIAL

(Exact name of small business issuer as specified in its charter)

Delaware	95-4640638
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

PAULA FINANCIAL

87 East Green Street, Suite 206

Pasadena, CA 91105

(Address of principal executive offices)

(626) 844-7100

(Issuer’s telephone number)

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐ Yes   ☒  No

Indicate by check mark if the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:

There were approximately 6,487,045 shares of the registrant’s common stock, $0.01 par value, issued and outstanding as of September 15, 2006.

Transitional Small Business Disclosure Format (Check one)  ☒ Yes   ☐ No

PAULA FINANCIAL

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

PAULA FINANCIAL AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 30,	December 31,
	2006	2005
	(Unaudited)	(*)
Assets

Current Assets:
Cash and cash equivalents (restricted: 2006, $1,513; 2005, $928)	$3,119	$3,492
Marketable securities (Note B)	1,303	1,226
Accounts receivable, net of allowance for uncollectible accounts (2006 and 2005, $80)	2,738	4,236
Commissions receivable	2,610	1,986
Other receivables	69	60
Deferred income taxes (Note C)	883	1,010
Other assets	201	154
Total Current Assets	10,923	12,164

Restricted cash related to deferred compensation plan	249	—
Property and equipment, net	476	536
Investment in related party, at cost	703	703
Goodwill, net	2,520	2,124
Other intangible assets, net	1,813	1,582
Deferred income taxes (Note C)	3,130	3,586
Other assets	172	191
Total Assets	$19,986	$20,886
Liabilities and Stockholders’ Equity
Current Liabilities:
Due to underwriters and assureds	$4,201	$5,782
Accounts payable and accrued expenses	607	583
Capital lease	40	41
Employment related accruals	734	886
Acquisition related accruals	588	987
Income taxes payable	110	62
Notes payable to bank	300	876
Total Current Liabilities	6,580	9,217

Capital lease	175	178
Deferred compensation plan	249	—
Acquisition related accruals	889	427
Total Liabilities	$7,893	$9,822

Commitments and contingencies (Note H)

Stockholders’ Equity:
Preferred stock, $0.01 par value (Authorized 4,058,823 shares, none issued and outstanding)	$—	$—
Common stock, $0.01 par value (Authorized 15,000,000 shares, issued 7,858,379 and 7,455,879 shares in 2006 and 2005)	79	75
Additional paid-in-capital	14,642	14,353
Accumulated earnings, after January 1, 2003	3,796	2,922
Accumulated other comprehensive loss	(24)	(69)
Employee loans for stock purchase	(23)	(23)
Treasury stock, at cost (1,144,534 and 1,052,034 shares in 2006 and 2005, respectively)	(6,377)	(6,194)
Net Stockholders’ Equity	$12,093	$11,064
Total Liabilities and Stockholders’ Equity	$19,986	$20,886

* Derived from audited financial statements.

See notes to condensed consolidated financial statements.

PAULA FINANCIAL AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Income:
Commissions and placement fees	$3,987	$3,818	$7,768	$7,272
Profit sharing	520	23	2,045	2,014
Investment income	57	7	109	25
Service fees	120	203	231	364
TPA fees	—	41	—	71
Other income	—	22	1	19
	4,684	4,114	10,154	9,765

Operating Expenses:
Salaries and related expenses	2,708	2,028	5,223	5,006
Interest expense	20	21	38	41
Amortization expense	195	181	376	328
Other expenses	1,282	1,410	2,688	2,797
	4,205	3,640	8,325	8,172

Income from operations before income taxes	479	474	1,829	1,593
Income tax expense	204	201	753	659
Net income	$275	$273	$1,076	$934

Other comprehensive gain (loss), net of tax:
Unrealized holding gains (losses) arising during period (tax impact: 2006 ($3) and ($17); 2005 $23 and ($17))	(5)	(32)	45	(32)

Comprehensive income	$270	$241	$1,121	$902

Earnings per share	$0.04	$0.04	$0.17	$0.14
Weighted average shares outstanding	6,481,367	6,581,618	6,493,036	6,587,050

Earnings per share - assuming dilution	$0.04	$0.04	$0.16	$0.14
Weighted average shares outstanding – assuming dilution	6,744,544	6,794,585	6,726,897	6,805,335

Dividends declared per common share	$0.015	$0.015	$0.030	$0.030

See notes to condensed consolidated financial statements.

PAULA FINANCIAL AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended June 30,
	2006	2005
	(Unaudited)
Cash flows from operating activities:
Net income	$1,076	$934

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	99	83
Amortization	376	328
Changes in operating assets and liabilities:
(Increase) decrease in receivables	865	(246)
Decrease in deferred income taxes	560	480
Increase (decrease) in accounts payable and accrued expenses	(1,370)	355
Other, net	(26)	46
Net cash provided by operating activities	1,580	1,980

Cash flows used in investing activities:
Purchase of property and equipment	(39)	(84)
Purchase of investments	(9)	(1,110)
Purchase of book of business	(944)	(531)
Net cash used in investing activities	(992)	(1,725)

Cash flows used in financing activities:
Payments on line of credit	(576)	(100)
Dividends paid	(202)	(190)
Repurchase of common stock	(183)	(36)
Net cash used in financing activities	(961)	(326)

Net decrease in cash and cash equivalents	(373)	(71)
Cash and invested cash at beginning of period	3,492	3,241
Cash and cash equivalents at end of period	$3,119	$3,170

Supplemental disclosure of non-cash investing and financing activities:
Furniture and equipment acquired under a capital lease	$—	$277
Issuance of restricted stock	435	—

See notes to condensed consolidated financial statements.

PAULA FINANCIAL AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months and Six Months Ended June 30, 2006 (Unaudited)

Note A - Basis of Presentation

PAULA Financial and subsidiaries (collectively, the “Company”) is a California-based specialty distributor of commercial insurance products. The Company’s agency operations place a full array of commercial, employee benefits, personal and life insurance products for its customers.  The Company’s primary operations are in the state of California.

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

Where necessary, prior years’ information has been reclassified to conform to the presentation for the period covered by this report.

The Company’s operating results tend to be cyclical. Consequently, operating results for the six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006.  For further information regarding the Company’s business cycle, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

Earnings Per Share

Stock options to purchase 300,000 shares that were outstanding as of June 30, 2006 were not included in the computation of earnings per share for the three months and six months ended June 30, 2006 as inclusion of such shares would be antidilutive.

Deferred Compensation Plan

The Company has adopted the PAULA Financial & Subsidiaries Deferred Compensation Plan (the “Plan”).  Eligibility under the Plan is discretionary.  Under the Plan, participants may defer a specified dollar amount of their base compensation ranging from $5,000 to amounts allowed under the Internal Revenue Code and/or a percentage of any incentive compensation ranging from 50% to 100% of any incentive amount for an annual period.  The Plan was effective January 1, 2006 for base compensation and the first incentive compensation determination period ended May 31, 2006.  Commencement of payments under the Plan are at the election of the participant either payable at the beginning of the following year upon (a) attaining age 55 or (b) termination of employment.

During the first six months of 2006, $121,000 in base compensation and $127,000 in incentive compensation was deferred by the participants under the Plan.   Amounts deferred are reflected as compensation expense in the period earned.  Funds equivalent to amounts deferred are deposited into a Rabbi Trust and invested in money market funds, and a corresponding liability is recorded. The Rabbi Trust is administered by the Company.   The Company retains the right to amend or terminate the Plan at its discretion.

Accounting and Disclosure Changes

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140.” Statement No. 155 simplifies the accounting for certain hybrid financial instruments, eliminates the FASB’s interim guidance which provides that beneficial interests in securitized financial assets are not subject to the provisions of Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities, “ and eliminates the restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. Statement No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The Company does not believe that the adoption of this pronouncement will have any material impact to the financial position and results of operations because the Company has not entered into such transactions.

In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets–an amendment of Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and liabilities. Statement No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations, including a transfer of the servicer’s financial assets that meets the requirements for sale accounting. Statement No. 156 is effective for the first fiscal year beginning after September 30, 2006. The Company does not believe that the adoption of this pronouncement will have any material impact to the financial position and results of operations because the Company has not entered into such transactions.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.”  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a company’s tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company will be required to adopt FIN 48 in first quarter 2007. The Company is currently evaluating the impact that the adoption of FIN 48 will have, if any, on its consolidated financial statements and notes thereto.

On September 13, 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.”  SAB 108 clarifies the staff’s views regarding the process of quantifying financial statement misstatements.  More specifically, the staff noted that certain registrants do not consider the effects of prior year errors on current year financial statements, thereby allowing improper assets or liabilities to remain unadjusted.    The staff believes this approach is not in the best interests of the users of the financial statements.

SAB 108 is effective for fiscal years ending on or after November 15, 2006 with earlier adoption encouraged.  The Company has historically applied the Iron Curtain method.  The Company is currently evaluating the impact that the adoption of SAB 108 will have, if any, on its consolidated financial statements and notes thereto.

Note B – Marketable Securities

Held to maturity fixed income securities are those securities which the Company has the ability and intent to hold until maturity.  Held-to-maturity securities are carried at amortized cost with corresponding premiums or discounts amortized to interest income over the life of the investment using the effective interest method.

Securities not classified as trading securities or held-to-maturity are classified as available-for-sale and are reported at estimated fair value. Unrealized gains or losses on available-for-sale securities are included as a separate component of stockholders’ equity, net of related income taxes.

Common and preferred stock, treated as available for sale securities, are recorded at estimated fair value with unrealized gains or losses recorded as a separate component of stockholders’ equity, net of related income taxes.

The cost of securities sold is based on the specific identification method.

Investments in which a decline in market value is deemed other than temporary are reduced to the estimated realizable value through a charge to income.

Marketable securities, primarily held in mutual funds, are comprised of the following ($’s in 000’s):

	June 30,	December 31,
	2006	2005
	(Unaudited)

Common stock, at fair value (cost: 2006 $1,086; 2005 $1,077)	$1,049	$971
Preferred stock, at fair value (cost: 2006 $203; 2005 $203)	204	205
Fixed maturities, held-to-maturity (fair value: 2006 and 2005 $50)	50	50
Total	$1,303	$1,226

Note C – Deferred Income Taxes

As of June 30, 2006 and December 31, 2005, the Company’s net deferred tax asset was comprised of the following ($’s in 000’s):

	June 30	December 31
	2006	2005
	(unaudited)
Deferred tax assets:
Net operating loss carryforward	$23,714	$24,246
Net capital loss carryforward	430	431
Goodwill and other intangibles	584	572
Other	685	747
Gross deferred tax assets	25,413	25,996
Less valuation allowance	(21,400)	(21,400)
Deferred tax assets	$4,013	$4,596
Gross deferred tax liabilities	$—	$—
Net deferred tax asset	$4,013	$4,596

The net operating loss carryforward includes losses generated by PAULA Insurance Company which are available to offset future taxable income of the Company.

Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income in the periods necessary to realize the net deferred tax asset.

Note D – Acquisitions
Since 2002, the Company has actively pursued transactions as a means of revenue diversification.  In the second quarter of 2006, the Company completed two transactions with companies having business specializations that both expand the Company’s areas of expertise and provide further revenue diversification.

Sunland Insurance Services

Effective May 1, 2006, the Company entered into an agreement to acquire the assets of Sunland Insurance Services (“Sunland”).  The financial results of Sunland have been included in the Company’s consolidated financial statements since the effective date of the transaction.  Sunland specializes in the placement of personal lines insurance and operates out of five offices in California’s Central Valley.  The estimated undiscounted purchase price is $1.0 million and the estimated discounted purchase price is $852,000.  For purposes of discounting, the Company used an implied interest rate of 7.0% and contractual payout terms over five years.
The purchase price for Sunland is subject to adjustment based on actual revenue earned over the next five years.  Consequently, the purchase price will not be finalized until 2011.  As of June 30, 2006, $200,000 had been paid related to this acquisition.  The remaining estimated obligation of $652,000 will be paid over the next five years, subject to adjustment as described above.

Estimated future payments under the Sunland asset purchase agreement at June 30, 2006 are as follows ($’s in 000’s):

2007	$124
2008	145
2009	136
2010	127
2011	120

The following table summarizes the allocation of the estimated discounted purchase price as of June 30, 2006 ($’s in 000’s):
Other amortizable intangible assets – expiration lists	$356
Other amortizable intangible assets – covenants not to compete	100
Goodwill	396
Total	$852

Expiration lists are being amortized over a period of five years and covenants not to compete are being amortized over their non-compete period of six years.  The following table summarizes the expected future amortization of intangibles related to this transaction ($’s in 000’s):
2006	$58
2007	88
2008	88
2009	88
2010	88
Thereafter	46

Long Insurance Services

Effective June 1, 2006, the Company entered into an asset purchase agreement with Lawrence B. Long Insurance Services (“Long”).  The financial results of Long have been included in the Company’s consolidated financial statements since the effective date of the transaction.  Long is a wholesale life insurance operation based in Sacramento, California.  The total purchase price of $260,000 was paid in full at the close of the transaction.  The entire purchase price has been allocated to another amortizable intangible asset associated with contract rights and is being amortized over a five year period.

The following table summarizes the expected future amortization of intangibles related to this transaction ($’s in 000’s):
2006	$30
2007	52
2008	52
2009	52
2010	52
Thereafter	22

Integrated Financial

Effective April 1, 2005, the Company entered into an agreement to purchase the existing book of business of Integrated Financial (“Integrated”).  Integrated is based in Sacramento, California and specializes in accident and health and financial products.  While the purchase price will not be finalized until the second quarter of 2008, a true up was performed in the second quarter of 2006.  As a result of the true-up performed in the second quarter of 2006, the estimated purchase price was reduced by $109,000 with a corresponding reduction in other amortizable intangible assets.  As of June 30, 2006, the estimated purchase price was $695,000.

The following table summarizes the allocation of the estimated purchase price as of June 30, 2006 ($’s in 000’s):
Other amortizable intangible assets – expiration lists	$468
Other amortizable intangible assets – covenants not to compete	120
Goodwill	107
Total	$695

Expiration lists are being amortized over a period of five years and covenants not to compete are being amortized over their non-compete period of five years.

The following table summarizes the expected future amortization of intangibles related to this transaction ($’s in 000’s):
2006	$120
2007	112
2008	112
2009	112
2010	27

As of June 30, 2006, $403,000 had been paid related to this acquisition.  The remaining obligation of $292,000 will be paid over the next four years.

Summary

In addition to the transactions discussed above, in 2003 the Company purchased the existing book of business of Roudebush & Avina Insurance Agency, Inc. (“R&A”).  The purchase price allocation related to the R&A transaction was finalized in 2004.  In 2002, the Company successfully recruited an experienced, large account agribusiness producer, Roberts Underwood (“Underwood”) and acquired his book of business.  The purchase price allocation related to this transaction was finalized in 2003.  Finally, in 1999, the Company acquired the assets of CAPAX Management & Insurance Services (“CAPAX”).  The purchase price allocation related to the CAPAX transaction was finalized in 2001.

The following table summarizes information related to goodwill as of June 30, 2006 ($’s in 000’s):
	Goodwill	Accumulated Amortization (1)	Net Goodwill
Sunland	$396	$—	$396
Integrated	107	—	107
R&A	561	—	561
Underwood	786	—	786
CAPAX	750	(80)	670
Total	$2,600	$(80)	$2,520

(1)          Until the adoption of Statement of Financial Accounting Standard 141, “Business Combinations” in 2002, the Company amortized goodwill.  Subsequently, the Company tests for impairment at least annually in the fourth quarter or sooner, if triggering events occur indicating that an impairment may exist.

The following table summarizes information related to the Company’s other intangibles as of June 30, 2006 ($’s in 000’s):
	Other Intangibles	Accumulated Amortization	Net Other Intangible	Weighted Average Remaining Life (Yrs.)
Long	$260	$(4)	$256	4.9
Sunland	456	(15)	441	5.1
Integrated	588	(170)	418	3.8
R&A	325	(193)	132	2.7
Underwood	1,237	(789)	448	1.7
CAPAX	2,082	(1,964)	118	0.4
Total	$4,948	$(3,135)	$1,813	3.4

Note E – Accounting for Stock-Based Compensation

Through the end of fiscal 2005, the Company measured compensation expense for its stock-based incentive program utilizing the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  Under this method, the Company did not record compensation expense when stock options were granted to eligible participants as long as the exercise price was not less than the fair market value of the stock when the option was granted.

In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment: An Amendment of FASB Statements No. 123 and 95” (“SFAS 123R”).  This statement requires that the cost resulting from all share-based payment transactions be recognized in the Company’s consolidated financial statements, including recognition of the fair value of options granted.

In the first quarter of 2006, the Company adopted the provisions of SFAS 123R using the modified prospective transition method.  In accordance with the modified prospective transition method, the Company’s condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the effect of SFAS 123R.  Under the modified prospective method, the Company is required to expense the grant date fair value of unvested outstanding stock options that remain outstanding at December 31, 2005.  The Company will not incur any additional expense relating to stock options granted before December 31, 2005 in subsequent years because the final vesting date of stock options previously granted had been reached by December 31, 2005.  At adoption, there was no impact on the Company’s condensed consolidated financial statements as all outstanding options were fully vested as of December 31, 2005 and there were no share-based payment transactions during the first quarter of 2006.

Stock-Based Incentive Compensation Plans

In 1994, the Company adopted a stock incentive plan, reserving 550,000 shares of common stock, which provides for granting of stock options and restricted stock bonuses to officers, directors and key employees of the Company. At December 31, 2005, no shares of common stock were available for issuance under the 1994 plan.

In 1997, the Company adopted its 1997 Stock Incentive Plan, reserving 200,000 shares of common stock.  In 2001, and again in 2004, shares authorized under the 1997 plan were increased to 900,000 and 1,500,000 shares, respectively. At December 31, 2005, all shares available for issuance under the 1997 plan had been issued.

In the second quarter of 2006, the Company offered Jeffrey A. Snider, the Company’s Chairman and Chief Executive Officer, the opportunity to exchange out-of-the-money options for shares of restricted stock.  Pursuant to the exchange offer, Mr. Snider tendered vested options to purchase 400,000 shares of common stock.  Mr. Snider acquired the options subject to the tender by way of an affirmative vote by stockholders to increase the number of shares authorized under the 1997 plan in 2004.  The options tendered by Mr. Snider were canceled and exchanged for 400,000 shares of common stock, 284,615 shares of which were restricted and unvested, authorized under the Company’s Amended and Restated 1997 Stock Incentive Plan. The fair value of the options exchanged on the date of the restricted stock grant were as follows:

Date of Original Grant	Number of Shares	Exercise Price	Fair Value Per Share at Cancellation Date	Estimated Fair Value

February 24, 2004	280,000	$2.87	$1.42	$398,000
May 26, 2004	120,000	$2.63	$1.46	175,000
Total	400,000			$573,000

In computing the fair value of the stock options cancelled, the Company used the following subjective assumptions: volatility of 70%, risk free rate of return of 4.97%, expected term of 7.75 years and expected annual dividend yield of 2.38%.

The value of the restricted stock grant was $2.52 per share based on the closing price of the Company’s common stock on June 5, 2006, the date of the restricted stock grant.  At grant, 115,385 shares vested immediately.  The value of the unvested portion of the restricted stock grant, 284,615 shares, vests in equal-sized tranches over the next three years, subject to Mr. Snider’s continued employment with the Company.  In accordance with SFAS 123R, the Company calculated the compensation cost related to the restricted stock and will record incremental compensation costs, from the date of the transaction, for the restricted stock grant based on the fair value of the restricted shares awarded in excess of the fair value of the cancelled options immediately preceding the exchange transaction.  The Company’s anticipated compensation expense related to the vesting of this restricted stock is as follows ($’s in 000’s):

2006	$232
2007	48
2008	48
2009	16

As of June 30, 2006, $209,000 of the anticipated 2006 expense has been expensed in the accompanying condensed consolidated financial statements.

A summary of restricted stock activity during the second quarter of 2006 follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Beginning of period	—	—
Add (deduct):
Granted	400,000	$2.52
Vested	(115,385)	2.52
End of period	284,615	$2.52

For the six months ended June 30, 2006, the pre-tax expense of the Company’s stock-based compensation was $209,000, all of which related to the issuance of fully vested restricted stock in excess of amounts issued to settle the unpaid accrued bonus due Mr. Snider.

During the first six months of 2006, there was no change to options outstanding under the 1994 plan.  A summary of stock option activity related to the 1997 plan during the second quarter of 2006 follows:

	Number of Shares	Weighted Average Exercise Price

Beginning of period, December 31, 2005	1,149,936	$2.07
Add (deduct):
Exercised	(2,500)	$0.46
Exchanged	(400,000)	$2.80
End of period, June 30, 2006	747,436	$1.69
Exercisable, end of period	747,436	$1.69

Stock options vest either immediately or over periods not to exceed five years and carry an exercise price equal to or in excess of the fair market value of the Company’s common stock on the date of grant.  The stock options are generally exercisable for a ten-year term.

The following employee stock options were outstanding or exercisable as of June 30, 2006:

	Number of Shares	Weighted Average Exercise Strike Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life

Options outstanding and exercisable	747,436	$1.69	$519,000	7.8 years

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $2.22 as of June 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.  For purposes of the intrinsic value calculation, 447,436 shares of in-the-money options were included, which shares had a weighted average exercise price of $1.06.

Note F– Executive Compensation

Pursuant to the Company’s restructured performance based executive compensation program, as described in the Company’s 2004 Proxy Statement, the Company’s executive officers are eligible for a cash bonus to the extent the Company’s operating results exceed certain pre-determined profitability goals.  Beginning in the first quarter of 2005, the Company established an accrual for bonuses under the program because operating results showed that the Company would likely exceed profitability goals.  Based on the Company’s 2005 operating results, as of December 31, 2005, the Company had accrued $325,000 for these bonuses, of which $225,000 had been accrued with respect to Mr. Snider.  In the first quarter of 2006 (and consistent with the Company’s practices regarding accrued but unpaid bonuses), the Company allowed Mr. Snider to draw $70,000 of his accrued but unpaid bonus.  This amount, however, was improperly reflected as a receivable (with no related party disclosure) on the Company’s March 31, 2006 condensed consolidated balance sheet included in its Form 10-QSB as filed with the Securities and Exchange Commission on May 11, 2006.  In the second quarter of 2006, Mr. Snider drew a net additional $65,000 on his accrued but unpaid bonus.

The Company is making this disclosure in order to clarify any misinterpretation of such amounts as a loan which may have resulted from the improper classification of such amounts as a receivable in the Company’s March 31, 2006 condensed consolidated balance sheet.  The Company’s Audit Committee engaged independent counsel in connection with its review of among other things, the above referenced bonus draws to determine if such draws were in violation of Section 402 of the Sarbanes Oxley Act of 2002, which restricts personal loans to a company’s executive officers.  The Audit Committee determined that the draws did not constitute loans in violation of Section 402 of the Sarbanes Oxley Act of 2002.

In a separate transaction and as discussed in Note E above, on April 26, 2006, the Company’s Executive Compensation Committee approved the exchange by Mr. Snider of out-of-the-money options to purchase 400,000 shares of common stock for 400,000 shares of restricted stock.  Mr. Snider accepted the offer to exchange his options on June 5, 2006 and entered into a restricted stock agreement with the Company on that date.  Of the 400,000 shares of restricted stock, 115,385 shares were immediately vested and the remaining shares vest in equal-sized tranches over the next three years upon completion of each additional year of service from the date of the award.  In connection with this exchange, the Company incurred a compensation charge of $209,000 (representing the value of the vested shares in excess of the remaining $90,000 accrued but unpaid bonus due to Mr. Snider under the restructured executive compensation program) in the second quarter of 2006.  The Company will recognize an expense for the unearned compensation costs over the estimated service period of three years on a straight line basis, but in no event less than the vested amounts.

Note G – Other Matters

In the second quarter of 2006, Mr. Snider began selling shares of common stock on the open market, all of which has been reported in compliance with Form 4 rules.  Mr. Snider first discussed his plans to begin a minor diversification of his personal holdings of PAULA Financial common stock in the Company’s 2004 Proxy Statement.  Mr. Snider may choose to sell more shares from time to time but also intends to hold the majority of his share and option interests in PAULA Financial for the foreseeable future.

Note H – Legal Matters

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

The Company replied to the demand in a letter dated August 13, 2004, disputing any amount due to Reliance in Liquidation.  On October 19, 2005, the Company received a response from Reliance in Liquidation.  The correspondence, dated October 17, 2005, reduces the demand related to unpaid deductibles from $1.9 million to $40,000.  However, a new demand contained in the October 19, 2005 letter in the amount of $3.0 million is asserted related to retrospective premium adjustments on the same policy.

The Company believes there are good and meritorious arguments that the demand does not represent an obligation of the Company.  The Company believes, among other defenses, that the obligation subject to the guarantee was previously discharged.

Note I – Related Party Transactions

Since 1999, the Company’s agency operations have outsourced certain backroom functions to an agency providing service center support.  In 2001, a partial owner of this agency, James G. Parker, III, was elected to the Company’s Board of Directors.  Fees paid by the Company’s agency to the service center were $443,000 and $721,000 for the six months ended June 30, 2006 and 2005, respectively.  These fees primarily relate to direct expense reimbursement.  As of June 30, 2006, the Company owed $59,000 related to such services.  The Company has a working capital deposit of $100,000 related to the direct expense reimbursement arrangement.  Additionally, the Company has a $703,000 minority investment in the agency which is a long-term investment accounted for under the cost basis.  As of June 30, 2006, Management estimates that the fair value far exceeds the carrying value of this investment.

On September 1, 2006, the Board of Directors authorized the Company to purchase up to 200,000 shares of the Company’s common stock from Mr. Snider in a private transaction.  The purchase was accomplished pursuant to the Company’s previously announced and adopted share repurchase program.  The purchase price was $2.49 per share, the average closing price for the prior 20 trading days.  The repurchase authorization included a downward price reset provision.  The reset provision requires Mr. Snider to pay to the Company the amount by which the $2.49 per share purchase price exceeds the 20 trading day closing price average following the date of the Company’s filing of this Form 10-QSB.

Note J – Subsequent Event

As discussed more completely in Note F above and in Item 3 below, in the course of the preparation of the Company’s consolidated financial statements for the quarter ended June 30, 2006, the Company identified significant certain significant deficiencies in both the Company’s internal controls and in its disclosure controls and procedures.  The deficiencies in the internal controls collectively constitute a material weakness.

The Company’s Audit Committee engaged independent counsel in connection with its review of the Company’s reserve accrual practices and the executive compensation matters discussed in Note F above.  In conjunction with this review, the Audit Committee determined that the draws did not violate Section 402 of the Sarbanes-Oxley Act of 2002.  Additionally, the Company identified certain significant deficiencies in the Company’s internal controls related to quarterly reviews of, and adjustments to, certain accruals for Company reserves.  These accruals related to (i) an ongoing legal matter that had been previously disclosed in the Company’s SEC filings (decreased $30,000), (ii) anticipated costs associated with complying with Section 404 of the Sarbanes-Oxley Act of 2002 (decreased $55,000), (iii) “Errors & Omissions” costs relating to the Company’s agency operations (decreased $75,000), (iv) employee bonus (increased $4,000) and vacation costs (increased $123,000), (v) costs associated with certain outsourced services (increased $60,000), and (vi) costs associated with certain

Company-hosted events (decreased $15,000) and the commemoration of the Company’s 60th anniversary (decreased $13,000).  Further, the Company initially did not appropriately apply existing accounting literature to the exchange transaction described in Notes E and F above.

The time necessary to complete these reviews explain the Company’s failure to timely file this report on Form 10-QSB.

The Company estimates that it has incurred legal and accounting fees in excess of $300,000 related to these reviews.  These fees and expenses will be reflected in the Company’s third quarter 2006 operating results.

Item 2.           Management’s Discussion and Analysis or Plan of Operations

Overview

The Company’s revenues consist primarily of commission and placement fee income, profit sharing income, investment income, and service fees. Commission and placement fee income is earned from the distribution of insurance. Profit sharing income is related to profit sharing arrangements with insurance carriers.  Service fees consist primarily of fees for loss control and claims adjudication services.

The Company’s expenses consist of salaries and related expenses, interest expense, amortization expense and other general and administrative expenses.

Results of Operations for the Three Months and Six Months Ended June 30, 2006 Compared to the Three Months and Six Months Ended June 30, 2005:

Commission and placement fee income.  Commission and placement fee income increased 4.4% to $4.0 million for the three months ended June 30, 2006 from $3.8 million for the three months ended June 30, 2005 and increased 6.8% to $7.8 million for the six months ended June 30, 2006 from $7.3 million for the six months ended June 30, 2005.  The increase in commission and placement fee income in the first half of 2006 is most meaningful in the health line of business.

Profit sharing income.  Profit sharing income increased to $520,000 for the three months ended June 30, 2006 from $23,000 for the three months ended June 30, 2005 and was unchanged at $2.0 million for the six month periods ended June 30, 2006 and 2005.  Profit sharing income fluctuates from year to year based on the profitability of the underlying business and external market conditions either of which can result in changes to profit sharing programs offered by insurance carriers.  The increase in the second quarter of 2006 reflects the impact of a new profit sharing agreement.

Investment income.  Investment income increased to $57,000 for the three months ended June 30, 2006 from $7,000 for the three months ended June 30, 2005 and increased to $109,000 for the six months ended June 30, 2006 from $25,000 for the six months ended June 30, 2005.   In 2005, the Company began making investments in selected money market funds, common stock mutual funds, fixed income securities and preferred stocks.

TPA fees.  During the third quarter of 2005, the Company completed its exit from the third party administration business.  Consequently, the Company has no TPA fees in 2006.

Salaries and related expenses. Salaries and related expenses increased 33.5% to $2.7 million for the three months ended June 30, 2006 from $2.0 million for the three months ended June 30, 2005.  Salaries and related expenses increased 4.3% to $5.2 million for the six months ended June 30, 2006 from $5.0 million for the comparable 2005 period.  The increase in the second quarter is due primarily to the addition of employees related to the acquisitions of Sunland and Long, an increase in the Company’s accrual for earned and unused vacation and compensation expense associated with the exchange offer.

As discussed in Note D above, the Sunland acquisition was effective May 1, 2006 and the Long acquisition was effective June 1, 2006, at which such times their employees became employees of the Company.

As of June 30, 2006, the Company’s employees have accrued more vacation time than they have taken, resulting in an increase to the Company’s vacation accrual.  The Company expects that this relationship will reverse in the second half of 2006 as employees take time off.

As discussed above in Note E, in the second quarter of 2006, Mr. Snider was granted 400,000 shares of restricted stock authorized under the Company’s Amended and Restated 1997 Stock Incentive Plan. Compensation expense in the second quarter of 2006 related to this transaction was $209,000.   The unvested portion of the restricted stock grant will vest conditioned upon Mr. Snider’s continued employment with the Company.

Amortization expense. Amortization expense increased 7.7% to $195,000 for the three months ended June 30, 2006 from $181,000 for the three months ended June 30, 2005 and increased 14.6% to $376,000 for the six months ended June 30, 2006 from $328,000 for the six months ended June 30, 2005.  The increase is due to an increase in amortizable intangible assets related to the Integrated transaction completed in the second quarter of 2005 and the acquisitions of Sunland and Long, both of which were completed in the second quarter of 2006.

Income taxes on operations.  Income tax expense on operations for the three months ended June 30, 2006 was $204,000 compared to $201,000 for the three months ended June 30, 2005.  Income tax expense on operations for the six months ended June 30, 2006 was $753,000 compared to $659,000 for the six months ended June 30, 2005.  The effective income tax rates for the three months ended June 30, 2006 and the three months ended June 30, 2005 were 42% each.  The effective income tax rates for the six months ended June 30, 2006 and the six months ended June 30, 2005 were 41% each. The total tax expense from operations is different from the applicable Federal income tax rate of 34% due to non-deductible expenses and the impact of state income taxes.

Net income.  Net income was $275,000 for the three months ended June 30, 2006 compared to $273,000 for the comparable 2005 period.  Net income increased 15.2% to $1.1 million for the six months ended June 30, 2006 from $934,000 for the comparable 2005 period.  The increase in the first six months of 2006 is due to the factors discussed above.

Liquidity and Capital Resources:

The Parent Company

As a holding company, PAULA Financial’s principal sources of funds are dividends and expense reimbursements from its operating subsidiaries and proceeds from the sale of its capital stock. PAULA Financial’s principal uses of funds are capital contributions to its subsidiaries, payment of operating expenses, payment of dividends, and repurchase of Company common stock.

The Company currently has a revolving line of credit (the “Line of Credit”) with US Bank (the “Lender”) that matures on November 1, 2006.  The Line of Credit has a total available line of $1.4 million of which $0.3 million was outstanding at June 30, 2006.  While the Company has been making quarterly payments to pay down the outstanding balance, the terms of the Line of

Credit do not require any principal payment prior to maturity.  Other than with respect to covenants relating to the timely filing of this report, PAULA Financial is in compliance with all of the covenants.  Balances outstanding under the Line of Credit bear interest at the prime rate plus 1.0%.  As of July 31, 2006, the interest rate was 9.25%.

PAULA Financial’s subsidiaries have guaranteed the obligations of PAULA Financial under the Line of Credit.  Additionally, the Lender has a security interest in the assets of the Company.

The Company’s Board of Directors has previously approved a 3,000,000 share repurchase program.  In the second quarter of 2006, the Company acquired 47,392 shares of treasury stock at an average price of $1.96 per shares.  The redemption of shares was done in accordance with the Safe-Harbor provisions of Rule 10b-18.  As of June 30, 2006, the Company held 1,144,534 shares in treasury stock.

On September 1, 2006, the Board of Directors authorized the Company to purchase up to 200,000 shares of the Company’s common stock from Mr. Snider in a private transaction.  The purchase price was $2.49 per share, the average closing price for the prior 20 trading days.  The transaction was completed at an aggregate purchase price of $498,000.  The repurchase authorization included a downward price reset provision.  The reset provision requires Mr. Snider to pay to the Company the amount by which the $2.49 per share purchase price exceeds the 20 trading day closing price average following the date of the Company’s filing of this Form 10-QSB.  The purchase was accomplished pursuant to the Company’s previously announced and adopted share repurchase program.

On May 10, 2006, the Board of Directors declared a quarterly dividend of $0.015 per share.  The second quarter 2006 dividend was paid to holders of record as of June 7, 2006 and was distributed on June 28, 2006.

Contractual Obligations and Commitments

In addition to the disclosures included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, the Company has entered into a contractual obligation related to an asset purchase transaction.  As discussed in Note D above, effective May 1, 2006, the Company entered into an agreement to acquire the assets of Sunland.  Estimated future payments under the Sunland asset purchase agreement at June 30, 2006 are as follows ($’s in 000’s):
2007	$124
2008	145
2009	136
2010	127
2011	120

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

Item 3.  Controls and Procedures

Disclosure Controls and Procedures

In the course of the preparation of the Company’s consolidated financial statements for the quarter ended June 30, 2006, the Company’s Chief Executive Officer, Vice President—Finance and the Audit Committee evaluated the effectiveness of the Company’s disclosure controls and procedures.  Disclosure controls and procedures are those controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission (the “Commission”) is accumulated and communicated to the Company’s management in order to allow timely decisions regarding required disclosure and that such information is recorded, processed, summarized and reported by the Company within the time periods specified by the Commission.  Our Chief Executive Officer, Vice President – Finance and Audit Committee have determined that the Company’s disclosure controls and procedures were not effective because they failed to adequately account for and disclose matters related to its restructured executive compensation program and executive bonuses paid pursuant to the program.  See Note F - Executive Compensation.  Additionally, the Company’s disclosure controls and procedures failed to adequately account for matters related to its accruals for vacations, “errors and omission” and operating expenses.

The Company has undertaken, and will continue to undertake, steps to address the identified significant deficiencies and to improve its disclosure controls and procedures.  Based on the processes and control modifications that it has initiated, the Company believes that the information required to be disclosed in this report has been recorded, processed, summarized and reported properly herein.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of the Company’s financial reporting for external purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; providing reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and providing reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.  Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

In the course of the preparation of the Company’s condensed consolidated financial statements for the quarter ended June 30, 2006, the Company’s Chief Executive Officer, Vice President—Finance and the Audit Committee identified certain significant deficiencies in the Company’s internal controls, which collectively constitute a material weakness.

The following is a summary of the significant deficiencies identified by the Company:

•                  The Company initially recorded certain draws made by its Chief Executive Officer in February and May 2006 against the bonus accrued for him as of December 31, 2005 (totaling net advances of $135,000) as other receivables.  The Company has concluded that those draws should have been recorded as a reduction of the accrued bonus liability to the Chief Executive Officer.  Further, although the Company initially recorded the accrued bonus as a continuing payable to the Chief Executive Officer, the Chief Executive Officer’s receipt of 115,385 immediately vested shares of the Company on June 5, 2006, satisfied that payable. Such vested shares were not initially recorded as a reduction to the accrued bonus.

•                  The Company maintained several accruals and reserves that were misstated as of June 30, 2006, resulting in nine accounting adjustments of between $4,000 and $123,000 each.  The Company’s failure to perform detailed reviews of its accruals and reserves at each quarter end contributed to the adjustments.

•                  The Company did not maintain detailed records which could be easily obtained to analyze certain of its accrued liability accounts, including the Company’s vacation accruals and its “errors and omission” accruals.

•                  The Company originally accounted for the receipt by its Chief Executive Officer of 400,000 shares of common stock (see Note F of Item 1 above) using a measurement date of April 26, 2006, rather than the measurement date of June 5, 2006, as required under FAS 123R.  The change in measurement date and the failure to offset the cash advances against the bonus accrual resulted in an additional charge of $209,000 in related stock-based compensation not initially identified by the Company’s internal controls.

As a result of the review process above, we have implemented and will continue to implement the following actions:

•                  We have revised certain accounting methodologies and documentation procedures at the recommendation of our independent auditors, including our methodologies for maintaining our reserves and accruals.

•                  We have hired an additional financial controller to support the preparation of financial statements and reports to be filed with the SEC.

•                  We will continue our thorough review of our internal controls as part of our ongoing preparation for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

•                  We intend to periodically review our internal controls to ensure that additional enhancements to our internal controls are implemented as necessary to meet our operational needs and the requirements of federal securities laws.

•                  We will engage outside consultants to advise our management as areas of concern are identified.

•                  We will also further develop and enhance our disclosure and internal control policies, procedures, systems and staff to allow us to mitigate the risk that disclosures are not timely made or that material accounting errors might go undetected and be included in our consolidated financial statements.

Management is committed to sound internal controls. The Company intends to commit adequate resources to the aforementioned reviews and remedies. The Company believes that it has undertaken appropriate actions to address the significant deficiencies identified above, and it believes that it is in the process of further improving its infrastructure, personnel, processes and controls to help ensure that it is able to produce accurate disclosures and financial statements with appropriate supporting documentation on a timely basis.

Changes in Internal Controls Over Financial Reporting

Except as described above, there have been no changes in the Company’s internal controls over financial reporting (as such term is defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Items 1, 3 and 5 of Part II are not applicable and have been omitted.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Numbers of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
Month #1 4/1/2006 to 4/30/2006	45,492	$1.95	1,142,634	1,857,366
Month #2 5/1/2006 to 5/31/2006	200	$1.99	1,142,834	1,857,166
Month #3 6/1/2006 to 6/30/2006	1,700	$2.28	1,144,534	1,855,466
Total	47,392	$1.96

On August 12, 1998, the Company announced the approval of the Board of Directors of a 500,000 share stock repurchase program.  On October 29, 1998, the Board authorized an additional 500,000 shares bringing the total authorization under the program to 1,000,000 shares.  On February 20, 2003, the Board of Directors authorized an additional 2,000,000 shares for the share repurchase program (bringing the total authorization under the program to 3,000,000 shares).  No aggregate repurchase dollar amount or expiration date was designated for this repurchase program.

The redemption of shares was done in accordance with the Safe-Harbor provisions of Rule 10b-18.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its 2006 Annual Meeting of Stockholders on Wednesday, May 24, 2006 for the purpose of voting on the election of directors to hold office until the 2009 Annual Meeting of Stockholders, and thereafter until a successor is elected and qualified. At the meeting, two directors were elected.

The following table indicates the number of shares voted on each director:

	For	Abstain
Jeffrey A. Snider	5,337,621	157,444
James G. Parker, III	5,321,435	173,630

The term of office of each of the following directors continued after the meeting held May 24, 2006.  They are Peter L. Beard, Lawrence A. Hayes and Harold Sandstrom.

Item 6.    Exhibits:

Exhibits filed for the Company through the filing of this Form 10-QSB:

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

Date: September 21, 2006	PAULA FINANCIAL

	By:	/s/ Deborah S. Maddocks
Vice President - Finance